Form 10QSB/A
period 1996-03-31
WILD WINGS INC
filed 1996-06-27
CIK 939728

U.S. SECURITIES AND EXCHANGE COMMISSION
				         Washington D.C.  20549

      				      	  FORM 10-QSB/A

[X] 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934  For the Quarter ended March 31, 1996.


[   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

                	    Commission file number 33-89714


                       		  Wild Wings, Inc.
 		  (Name of Small Business Issuer as specified in it charter)


     	            Nevada              			              84-1120614
      (State of other jurisdiction of               (I.R.S. employer
      incorporation or organization)               identification No.)


      	  899 South Artistic Circle, Springville, UT 84663
            		(Address of principal executive offices)

Issuer's telephone number, including area code: (801) 491-4066

Securities registered pursuant to Section 12(b) of the Exchange Act:None

Securities registered pursuant to Section 12(g) of the Exchange Act:None


Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes    X 		No    .

Common Stock outstanding at March 31, 1996 - 860,000 shares of $.001 par value Common Stock.

                        		WILD WINGS, INC.
                 		[A Development Stage Company]

                              		INDEX
  									     			Page No.
Part 1   Financial Information

          Condensed Balance Sheets -
           March 31, 1996 and December 31, 1995. . . . . . . . . . . 1

          Condensed Statements of Operations -
           for three months ended March 31, 1996,
           year ended December 31, 1995 and
           from inception on July 7, 1989 through
           March 31, 1996. . . . . . . . . . . . . . . . . . . . . . 2

          Condensed Statements of Cash Flows -
           three months ended March 31, 1996 and
           from inception on July 7, 1989 through
           March 31, 1996. . . . . . . . . . . . . . . . . . . . . . 3

          Notes to Condensed Financial Statements. . . . . . . . . 4-8

          Item 1   Financial Statements Required by Form 10Q . . . . 9

          Item 2   Management's Discussion and Analysis
           of Financial Condition and Results of Operations . . . . .9


Part II   Other Information

          Item 1    Legal Proceedings. . . . . . . . . . . . . . .  10

          Item 2    Changes in Securities. . . . . . . . . . . . . .10

          Item 3    Defaults upon Senior Securities. . . . . . . . .10

          Item 4    Submission of Matters to a vote of
	              Security Holders . . . . . . . . . . . . . . . . . . 10

          Item 5    Other Information. . . . . . . . . . . . . . . .10

          Item 6    Exhibits and Reports on Form 8-K . . . . . . . .10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

PART 1  FINANCIAL INFORMATION	ITEM 1   Financial Statements

                           WILD WINGS, INC.
	          (Formerly Winter Ventures of Colorado, Inc.)
                      [A Development Stage Company]

              				    CONDENSED BALANCE SHEETS
                             [ Unaudited ]
                                ASSETS
  							                               March 31, 1996   Dec. 31, 1995
CURRENT ASSETS:
  Cash                                      34,983           18,543
  Accounts Receivable                          441              844
  Inventory                                  1,192            1,428
  Notes Receivable                          20,000           20,000
  Accrued interest                           1,954            1,391
	     Total Current Assets                  58,570           42,206

PROPERTY AND EQUIPMENT, net                 40,468           41,762

OTHER ASSETS:
  Prepaid and other                          1,530             650
  Organization costs, less
    accumulated amortization                   184             196
    	  Total Other Assets                    1,714             846
                                           ___________ 	___________
                                          $100,752          84,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                           $  212        5,180
  Customer Bird Deposits                     25,562       14,760
  Sales Tax Payable                           2,443          0
                                         ___________ 	___________
           Total Current Liabilities         28,216       19,868

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock                              -            -
  Common stock                                  860          860
  Capital in excess of par value             97,754       97,754
  Deficit accumulated during
         	the development stage     		    	 (26,078)     (33,668)
                                          ___________ 	___________
     Total Stockholders' Equity (Deficit)		  72,536       64,946
                                          ___________ 	___________
     Total Liabilities & Equity            $100,752      $84,814

The accompanying notes are an integral part of these financial statements.
     NOTE: The balance sheet at December 31, 1995 was taken from the audited financial statements at that date and condensed.

                              	WILD WINGS, INC.
              	(Formerly Winter Ventures of Colorado, Inc.)
                  	 [A Development Stage Company]

                   	CONDENSED STATEMENTS OF OPERATIONS

                              [Unaudited]

	                      For the Three    For the Year     From Inception
     	                  Months Ended       Ended         on July 7, 1989
        		       		       March 31,	     Dec. 31,	   	     to March 31,
     	                 	   1996			   	     1995      		       1996

REVENUE                  $30,095          $91,552          $121,647
   Sales Returns          (1,063)             0              (1,063)
                        ___________  	___________ 	   	  ___________

NET REVENUE               29,032           91,552           120,584

COST OF SALES              4,265           20,006            24,271

GROSS PROFIT              24,767           71,546            96,313

EXPENSES:
  Geneneral and Admin.     3,808           45,379            49,187
  Operating Expenses       1,355           18,848            20,203
  Professional fees          250            4,789             5,039
  Amortization & Depr.     1,606            3,356             4,962
  Consultants & Independent
     Contracting fees      2,639           23,589            26,228
Salaries,wages & benefits  6,755           10,189            16,944
                         ___________  	___________ 	    ___________
        Total Expenses    16,413          106,150           122,563
                         ___________  	___________ 	    ___________

OTHER INCOME (EXPENSE)
  Interest Income            624            1,423             2,047
  Interest Expense		        (691)            (487)           (1,178)

Total Other Income (Exp.)    (67)             936               869


NET INCOME (LOSS)        $ 8,287         $(33,668)          (25,381)
                         ___________  	___________ 	    ___________


INCOME(LOSS)PER SHARE       $.01         $. (04)            $ (.04)
                        ___________  	___________ 	     ___________

The accompanying notes are an integral part of these financial statements.

                            	WILD WINGS, INC.
                   	  [A Development Stage Company]

                   	CONDENSED STATEMENTS OF CASH FLOWS
                               [Unaudited]

                           	       	      For the three  	From Inception
                 		     	     		          Months Ended   on July 7, 1989
                                             March 31,     to March 31,
                                 								     1996	         1996
Cash Flows to Operating Activities:
  Net income (loss)                   	      $8,287       $(25,381)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
        Amortization & Depreciation expense	  1,606          1,750
  Changes in assets and liabilities:
        Increase in accounts receivable   		   (403)          (441)
        Increase in inventory              	   (235)        (1,193)
        Increase  in accounts payable            0           5,108
        Increase Customer Bird Deposits       3,958         10,802
                                        		 ___________   ___________
        Net Cash Flows to Oper. Activities	  13,213         (9,355)
                                         	 ___________   ___________
Cash Flows to Investing Activities:
  Organization costs                       	    0             (520)

Acquisition of property and equipment          (300)       (45,494)
                                          	___________   ___________
        Net Cash to Investing Activities   	   (300)       (46,014)
                                          	___________   ___________
Cash Flows from Financing Activities:
  Proceeds from common stock issuance            0         111,000
  Stock offering costs                           0         (12,586)
  Advances received from related parties         0          32,250
  Payments to related parties                    0         (31,750)
                                           ___________    ___________
        Net Cash from Financing Activities       0          98,914
                                          	___________    ___________
Net Cash Flow Activity                     	 12,913         44,065

Cash at Beginning of Period                	 31,152           -
                                          	___________    ___________
Cash at End of Period                   	  	$44,065        $44,065
                                          	___________    ___________

The accompanying notes are an integral part of these financial statements.

                					WILD WINGS, INC.
          Formerly Winter Ventures of Colorado, Inc.)
          	  [A Development Stage Company]

NOTES TO CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was incorporated under the laws of the State of Colorado on July 7, 1989. In November, 1994, the Company changed the par value of its stock from $.01 to $.001. In December, 1994 the Company changed it's domicile from the State of Colorado to the State of Nevada.
  This change in domicile was accomplished by merging the Company into a Nevada corporation created solely for this purpose. Also at this time the name was changed from Winter Ventures of Colorado, Inc. to Wild Wings, Inc. The Company commenced planned principal operations during 1995 but is still considered a development stage company as defined in SFAS No. 7. The
  Company is operating a hunting club and eventually plans to expand into other areas of interest to sportsmen. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Revenue Recognition - The Company records revenue as sales are made. Membership initiation fees are recorded as income upon sale of the membership. Annual fees are recorded upon renewal of the memberships. Bird revenue is recognized as birds are harvested by the customer.

  Organization Costs - The Company is amortizing its organization costs, which reflect amounts expended to organize the company, over sixty [60] months using the straight line method.

  Inventory - Inventory is carried at the lower of cost of market.

  Loss Per Share - The computaton of loss per share of common stock is based on the weighted average number of shares outstanding during the period.

  Depreciation Methods - The Company is depreciating its property and equipment, which consists of sporting clay equipment, fly pens and hunting dogs, using the straight line method, over the estimated useful lives of the related assets ranging from 3 to 5 years.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments puchased with a maturity of three months or less to be cash equivalents.

  Income Taxes - The Company accounts for its income taxes in accordance with statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  Customer Bird Deposits - This account represents birds that have been presold to customers and for which the company must provide birds during the season.

  Restatement of Financial Statements - During November, 1994, the Company effected a 3 for 1 split of its common stock and reduced the par value of its common stock from $.01 to $.001 per share. The financial statements have been restated to reflect these changes for all periods presented.




<PAGE






                        	WILD WINGS, INC.
         		Formerly Winter Ventures of Colorado, Inc.)
                      [A Development Stage Company]

NOTES TO CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 2 - INVENTORIES

  Inventories consist of the following:

                                        March 31, 1996

           Clays                      	 $ 577
           Ammunition                     615

                                      	 $1,192


NOTE 3 - ACCOUNTS RECEIVABLE
  Accounts receivable consist primarily of amounts due from normal sales transactions. No allowance for doubtful accounts has been recorded as management believes all receivables are fully collectible.


NOTE 4 - NOTE RECEIVABLE
  At March 31, 1996, Notes Receivable consisted of a $20,000, 15% Note Receivable from an entity related to an officer and shareholder of the Company. The Note was issued on August 11, 1995 and is due on demand.


NOTE 5 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment, at cost, less accumulated depreciation:

                                        March 31, 1996

           Office equipment                  4,885
           Machines & equipment             39,234
           Hunting dogs                        975
                                            45,094

           Less Accumulated depreciation    (4,626)

                                         	 	$40,468


  Depreciation expense for the year ended December 31, 1995 was $3,356 and the three months ended March 31, 1996 was $1,606.

                       		WILD WINGS, INC.
                      [A Development Stage Company]

 NOTES TO CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS




NOTE 6 - CAPITAL STOCK

  Public Offering of Common Stock - During July, 1995, the company completed a public stock offering of 100,000 shares of its previously authorized but unissued common stock. This offering was registered with the Securities and Exchange Commission on Form SB-2. An offering price of $1.00 per share was arbitrarily determined by the Company. The offering was managed by the Company without any underwriter.
  The shares were offered and sold by officers of the Company, who received no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of hte Company in connection with the offering. Total proceeds of the offering amounted to $100,000 with offering costs of $12,586 which were offset against capital in excess of par value.

  Stock Split - In November, 1994, the Board of Directors authorized a
  3 for 1 stock split,thereby increasing the number of authorized shares to 50,000,000 and decreasing thepar value of each share to $.001.
  All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split for all periods presented.

  Related Party Stock Transactions - On December 9, 1994, the Company issued to related parties (including officers, directors and incorporators) 300,000 shares of common stock valued at $.01 per share, for $3,000 cash. On December 30, 1994, the Company issued 20,000 shares of common stock to a former director for payment of past directors fees which were accrued as a related party payable in the amount of $200. The Company also issued 140,000 shares of common stock during December, 1994, pursuant to subscription agreements and investment letters to certain individuals including related parties for $7,000 cash or $.05 per share.

  Preferred Stock - The Company authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 1995, 1994 and 1993.

  Stock Option Plan - During 1995, the Board of Directors of the Company adopted and the present stockholders approved, a stock option plan.
  The plan provides for the granting of awards of up to 400,000 shares of common stock to officers, directors,consultants and employees.
  The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. At present, no awards have been granted under the plan.




<[PAGE>




                        	WILD WINGS, INC.
              		[A Development Stage Company]

NOTES TO CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - OPERATING LEASES

  Land Lease - During January 1995, the Company entered into a land lease for 518 acres of farmland which it is developing for a commercial hunting area and sporting clays shooting area. The lease is for a term of five years commencing on April 1, 1995 and ending on March 31, 2000. The lease is renewable by the Company for an additional five year term. However, the lease is effectively a periodic lease from year to year as it is terminable by either party on the anniversary date each year upon thirty days written notice.
  The Company will pay the lessor 10% of sales with a $1,000 minimum.
  The Company will also pay monthly fees of approximately $280 for rental of a club house and acreage for pheasant fly pens. The Company will also provide a membership and other benefits to the lessor and will pay approximately $2,000 for required fencing materials and labor.
  The Company has negotiated additional land leases for an additional
  780 acres that are renewable on an annual basis. The Company expects to negoitate renewals of the leases on an annual basis.

  The Company also rents a mobile home, which it uses as a management office, for $500 per month on a month to month basis.

  Future Minimum rental payments under the various operating leases are as follows:

        Year Ending December 31:      Minimum Rental Payments
           1996                             $ 3,460
           1997                               3,460
           1998                               3,460
           1999                               3,460
           2000                                -

                                            $13,840

  Rental expenses on the various operating leases for the year ended December 31, 1995 was $6,173 and the three months ended March 31, 1995 was $1,180.

                        	WILD WINGS, INC.
               		[A Development Stage Company]

NOTES TO CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.
  The finanacial staments for prior years have not been restated and the cumulative effect of the change in accounting principle was not material in 1993 or for prior years.

  The Company has available at December 31, 1995, unused operation loss carryforwards of approximately $35,000, which may be applied against future taxable income and which expire in various years beginning in 2004 through 2010. The amount of any ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future revents, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net defferred tax assets are approximately $13,000 and $1,000 as of Decvember 31, 1995 and 1994, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of $12,000 during 1995.

NOTE 9 - SUBSEQUENT EVENTS

  Note Receivable from Related Party - Subsequent to year end, the
  Company made a short term loan to an officer/shareholder of the Company. The loan, in the amount of $15,000, was outstanding for approximately ten days and earned interest at a rate of 15% per annum.

PART 1   FINANCIAL INFORMATION

ITEM 1   Financial Statements Required by Form 10Q

  Wild Wings, Inc. (The "Company"), files herewith balance sheets of the Company as of March 31, 1996, and December 31, 1995, and the related statements of operations and cash flows for the year end 1995 and three month period ended March 31, 1996. In the opinion of the management of the Comapny, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the company for the interim periods presented. The financial statements included in this report on form 10-Q should be read in conjunction with the audited financial statements of the company for the year ended December 31, 1995.



ITEM 2    Results of Operations

  The Company was incorporated on July 7, 1989. Although the Company was incorporated in 1989 it has been inactive since inception. The Company has recently commenced full scale business operations and generated no significant revenues and is considered a development stage company.
  The Company was only recently activated to raise funds from a public offering and commence business operations. The company completed the filing of a registration statement for a $100,000 public stock offering that was closed on July 27, 1995.

  In connection with these activities, in 1994 the officers and directors of the Company contributed $3,000 of additional capital to the Company in exchange for 300,000 shares of Common Stock. The Company also issued 140,000 shares in a private offering of its Common Stock and raised $7,000 from several investors.

  On September 1, 1995 the company opened a hunting club, sporting clays shooting range, and gun dog kennels for Utah Sportsmen. The Company targets Utah's 70,000 plus upland game bird hunters with an exclusive top quality hunting and shooting club that is easily accessible within a one hour drive of Utah's major population centers. Members have the opportunity to hunt with guides or on their own. The company leases land that borders the southeast side of Utah Lake and provides excellent bird habitat and cover. In addition, the Company breeds and trains hunting dogs to service the members and to sell to the bird hunting enthusiast. Revenues for the year ended December 31, 1995 were $91,552 and for the 3 months ended March 31, 1996 were $30,095. The company incurred total expenses of $106,150 for the year ended December 31, 1995 and $16,413 for the three months ended
  March 31, 1996.

  At March 31, 1996, the Company had tangible assets in the amount of $100,568 and $28,216 in liabilities, as compared to tangible assets of $84,618 and liabilites of $19,868 as of December 31, 1995.

PART II     OTHER INFORMATION

ITEM 1 Legal Proceedings

       None

ITEM 2 Change in Securities

       None

ITEM 3 Defaults on Senior Securities

       None

ITEM 4 Submission on Matters to a Vote of Security Holders

       None

ITEM 5 Other Information

       None

ITEM 6 Exhibits and Reports on Form 8-K

           (a) Exhibits

               None

           (b) Reports on Form 8-K

               None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wild Wings, Inc.


/s/ David N. Nemelka


David N. Nemelka                                    June 25, 1996