Form 10QSB
period 1996-06-30
WILD WINGS INC
filed 1996-08-15
CIK 939728

U.S. SECURITIES AND EXCHANGE COMMISSION
				         Washington D.C.  20549

      				      	  FORM 10-QSB

[X] 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934  For the Quarter ended June 30, 1996.


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

Common Stock outstanding at June 30, 1996 - 860,000 shares of $.001 par value Common Stock.

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

          Condensed Statements of Operations -
           six months ended June 30, 1996, six months
           ended June 30, 1995 and from inception on
           July 7, 1989 through June 30, 1996. . . . . . . . . . . . 3

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

                           WILD WINGS, INC.
	          (Formerly Winter Ventures of Colorado, Inc.)
                      [A Development Stage Company]

              				    CONDENSED BALANCE SHEETS
                             [ Unaudited ]
                                ASSETS

  							                               June 30, 1996   Dec. 31, 1995
CURRENT ASSETS:
  Cash                                         502           18,543
  Accounts Receivable                          441              844
  Inventory                                  6,778            1,428
  Notes Receivable                               0           20,000
  Accrued interest                               0            1,391
	     Total Current Assets                   7,721           42,206

PROPERTY AND EQUIPMENT, net                 62,649           41,762

OTHER ASSETS:
  Prepaid and other                            457             650
  Organization costs, less
    accumulated amortization                   172             196
    	  Total Other Assets                      629             846
                                           ___________ 	___________
                                          $ 70,999          84,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                         $11,698           5,180
  Customer Bird Deposits                    29,521          14,760
  Sales Tax Payable                          1,810               0
                                         ___________   	___________
           Total Current Liabilities        43,029          19,868

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock                              -            -
  Common stock                                  860          860
  Capital in excess of par value             97,754       97,754
  Deficit accumulated during
         	the development stage     		      (70,644)     (33,668)
                                          ___________ 	___________
     Total Stockholders' Equity (Deficit)		  27,970       64,946
                                          ___________ 	___________
     Total Liabilities & Equity            $ 70,999      $84,814

The accompanying notes are an integral part of these financial statements.
     NOTE: The balance sheet at December 31, 1995 was taken from the audited financial statements at that date and condensed.

                              	WILD WINGS, INC.
              	(Formerly Winter Ventures of Colorado, Inc.)
                  	 [A Development Stage Company]

                   	CONDENSED STATEMENTS OF OPERATIONS

                              [Unaudited]

	                      For the Three    For the Three     From Inception
     	                  Months Ended     Months Ended     on July 7, 1989
        		       		       June 30,	        June 30,   	     to June 30,
     	                 	   1996			   	      1995      		       1996

REVENUE                  $17,828          $1,190           $139,469
   Sales Returns          (160)               0              (1,103)
                        ___________  	___________ 	   	  ___________

NET REVENUE               17,668           1,190            138,366

COST OF SALES              7,344              0              31,615

GROSS PROFIT              10,324              0             106,751

EXPENSES:
  Geneneral and Admin.     6,756           11,897            54,173
  Operating Expenses      16,627              0              39,722
  Professional fees       11,477            4,195            16,517
  Amortization & Depr.     2,256               46             7,218
  Consultants & Independent
     Contracting fees      4,862              0              31,132
  Salaries,wages & ben.   12,847           4,178             29,579
                         ___________  	___________ 	    ___________
        Total Expenses    54,825          20,316            178,341
                         ___________  	___________ 	    ___________

OTHER INCOME (EXPENSE)
  Interest Income             77              0               2,124
  Interest Expense		          0            (135)             (1,178)

Total Other Income (Exp.)     77           (135)                946


NET INCOME (LOSS)       $(44,424)      $(19,261)            (70,644)


INCOME(LOSS)PER SHARE      $(.05)        $. (02)            $ (.08)


The accompanying notes are an integral part of these financial statements.

                            	WILD WINGS, INC.
                   	  [A Development Stage Company]

                   	CONDENSED STATEMENTS OF OPERATIONS
                               [Unaudited]

        	       	      For the Six  	  For the Six      From Inception
                 		   Months Ended    Months Ended      on July 7, 1989
                        June 30,         June 30,         to March 31,
                          1996             1996               1996
                         ______           ______             ______

REVENUE                 $47,917           $1,432            $139,469
  Sales Returns          (1,103)        	    0                (1,103)

NET REVENUE              46,814            1,432             138,366

COST OF SALES   		       11,609              0                31,615

GROSS PROFIT             35,205              0               106,751

EXPENSES
  General and Admin.      8,794           18,785              54,173
  Operating Expenses     20,874              0                39,722
  Professional Fees      11,728            4,695              16,517
  Amort. and Depr.        3,862               91               7,218
  Consulting & Independent
    Contracting Fees      7,542              0                31,132
  Salaries, wages & ben. 19,390            4,503              29,579
                       ___________       ___________       ___________

     Total Expenses      72,190           28,074             178,341


OPERATING INCOME (EXPENSE)
  Interest Income           701      	       0                 2,124
  Int./Write off expense   (691)           (166)              (1,178)
                       	___________      ___________        ___________

Total Other Income (Exp.)   	10            (135)                 946
                       	___________      ___________        ___________

NET INCOME (LOSS)         36,975)         (26,808)           (70,644)


LOSS PER COMMON SHARE      $(.04)           $(.03)            $(.08)


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




<PAGE






                        	WILD WINGS, INC.
         		Formerly Winter Ventures of Colorado, Inc.)
                      [A Development Stage Company]

NOTES TO CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 2 - INVENTORIES

  Inventories consist of the following:

                                        June 30, 1996

           Clays                      	 $  428
           Ammunition                    2,151
           Quail                           218
           Chukar                          506
           Pheasants                     3,449
           Misc. (Concession Items)         26
                                        ______
                  Total                 $6,778


NOTE 3 - ACCOUNTS RECEIVABLE
  Accounts receivable consist primarily of amounts due from normal sales transactions. No allowance for doubtful accounts has been recorded as management believes all receivables are fully collectible.


NOTE 4 - NOTE RECEIVABLE
  At March 31, 1996, Notes Receivable consisted of a $20,000, 15% Note Receivable from an entity related to an officer and shareholder of the Company. The Note was issued August 11, 1995 and repaid on May 12, 1996.


NOTE 5 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment, at cost, less accumulated depreciation:

                                        June 30, 1996

           Office equipment                  4,885
           Machines & equipment             63,660
           Hunting dogs                        975
                                            69,520

           Less Accumulated depreciation    (6,871)

                                         	 $62,649

  Depreciation expense for the year ended December 31, 1995 was $3,081. For the three months ended June 30, 1996 it was $2,256 and for the six months ended June 30, 1996 it was $3,862.

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

  Preferred Stock - The Company authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 1996 and December 31, 1995.

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

                                            $13,840

  Rental expenses on the various operating leases for the year ended
  December 31, 1995 was $6,173 and the three months ended June 30, 1996 was $1,370. Rental expenses for the six months ended June 30, 1996 was $2,550.

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

PART 1   FINANCIAL INFORMATION

ITEM 1   Financial Statements Required by Form 10Q

  Wild Wings, Inc. (The "Company"), files herewith balance sheets of the Company as of June 30, 1996 and December 31, 1995, and the related statements of operations for the year end 1995, the three month period ended June 30, 1996 and the six month period ended June 30, 1996.
  In the opinion of the management of the Comapny, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the company for the interim periods presented. The financial statements included in this report on form 10-Q should be read in conjunction with the audited financial statements of the company for the year ended December 31, 1995.



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

  On September 1, 1995 the company opened a hunting club, sporting clays shooting range, and gun dog kennels for Utah Sportsmen. The Company targets Utah's 70,000 plus upland game bird hunters with an exclusive top quality hunting and shooting club that is easily accessible within a one hour drive of Utah's major population centers. Members have the opportunity to hunt with guides or on their own. The company leases land that borders the southeast side of Utah Lake and provides excellent bird habitat and cover. In addition, the Company breeds and trains hunting dogs to service the members and to sell to the bird hunting enthusiast. Revenues for the year ended December 31, 1995 were $91,552 and for the 3 months ended June 30, 1996 were $17,828 and for the six month period ended June 30, 1996 were $47,917. The company incurred total expenses of $103,505 for the year ended December 31, 1995, $54,825 for the three months ended June 30, 1996 and $72,190 for the six months ended June 30, 1996.

  At June 30, 1996, the Company had tangible assets in the amount of $70,999 and $43,029 in liabilities, as compared to tangible assets of $24,817 and liabilites of $43,070 as of June 30, 1995. The Company's tangible assets and liabilities for the year endedDecember 31, 1995 were $84,814 and $19,868 respectively.

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


David N. Nemelka                                    August 12, 1996