Form 10QSB
period 1996-09-30
WILD WINGS INC
filed 1996-11-13
CIK 939728

U.S. SECURITIES AND EXCHANGE COMMISSION
				         Washington D.C.  20549

      				      	  FORM 10-QSB

[X] 	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934  For the Quarter ended September 30, 1996.


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

Common Stock outstanding at September 30, 1996 - 860,000 shares of $.001 par value Common Stock.

                        		WILD WINGS, INC.
                 		[A Development Stage Company]

                              		INDEX
  									     			Page No.
Part 1   Financial Information

          Condensed Balance Sheets -
           September 30, 1996 and December 31, 1995. . . . . . . . . . . 1

          Condensed Statements of Operations -
           for three months ended September 30, 1996,
           ended September 30, 1995 and from inception
           on July 7, 1989 through September 30, 1996. . . . . . . . . . 2

          Condensed Statements of Operations -
           for nine months ended September 30, 1996, nine months
           ended September 30, 1995 and from inception on
           July 7, 1989 through September 30, 1996.  . . . . . . . . . . 3

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

          Item 2    Changes in Securities. . . . . . . . . . . . . . . .10

          Item 3    Defaults upon Senior Securities. . . . . . . . . . .10

          Item 4    Submission of Matters to a vote of
	              Security Holders . . . . . . . . . . . . . . . . . . . . 10

          Item 5    Other Information. . . . . . . . . . . . . . . . . .10

          Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . .11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

PART 1  FINANCIAL INFORMATION	ITEM 1   Financial Statements

                           WILD WINGS, INC.
	          (Formerly Winter Ventures of Colorado, Inc.)
                      [A Development Stage Company]

              				    CONDENSED BALANCE SHEETS
                             [ Unaudited ]
                                ASSETS
  							                               Sept 30, 1996   Dec. 31, 1995
CURRENT ASSETS:
  Cash                                       1,333          18,543
  Accounts Receivable                        2,619             844
  Inventory                                  8,499           1,428
  Notes Receivable                               0          20,000
  Accrued interest                               0           1,391
	     Total Current Assets                  12,451          42,206

PROPERTY AND EQUIPMENT, net                 60,417          41,762

OTHER ASSETS:
  Prepaid and other                            380             650
  Organization costs, less
    accumulated amortization                   159             196
    	  Total Other Assets                      539             846
                                           ___________ 	___________
                                          $ 73,407          84,814

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                         $10,804           5,180
  Customer Bird Deposits                    29,795          14,760
  Sales Tax Payable                          1,976               0
  Notes Payable                             17,000               0
                                         ___________   	___________
           Total Current Liabilities        59,565          19,868

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock                                -            -
  Common stock                                  860          860
  Capital in excess of par value             97,754       97,754
  Deficit accumulated during
         	the development stage     		      (84,772)     (33,668)
                                          ___________ 	___________
     Total Stockholders' Equity (Deficit)		  13,841       64,946
                                          ___________ 	___________
     Total Liabilities & Equity            $ 73,407      $84,814

The accompanying notes are an integral part of these financial statements.
     NOTE: The balance sheet at December 31, 1995 was taken from the audited financial statements at that date and condensed.

                              	WILD WINGS, INC.
              	(Formerly Winter Ventures of Colorado, Inc.)
                  	 [A Development Stage Company]

                   	CONDENSED STATEMENTS OF OPERATIONS

                              [Unaudited]

	                      For the Three    For the Three     From Inception
     	                  Months Ended     Months Ended     on July 7, 1989
        		       		       Sept. 30,	      Sept. 30,   	     to Sept. 30,
     	                 	   1996			   	      1995      		       1996

REVENUE                  $19,380          $45,100           $158,849
   Sales Returns            0                0               (1,103)
                        ___________  	___________ 	   	  ___________

NET REVENUE               19,380           45,100            157,746

COST OF SALES              5,256            1,565             36,871

GROSS PROFIT              14,124           43,535            120,875

EXPENSES:
  General and Admin.       1,442           34,174            55,615
  Operating Expenses      15,650              0              55,372
  Professional fees          0             11,500            16,517
  Amortization & Depr.     1,944              761             9,162
  Consultants & Independent
     Contracting fees      1,476              0              32,608
  Salaries,wages & ben.    7,078              0              36,657
                         ___________  	___________ 	    ___________
        Total Expenses    27,590          46,435            205,931
                         ___________  	___________ 	    ___________

OTHER INCOME (EXPENSE)
  Interest Income             0              0                2,124
  Interest/Write off Exp    (662)          (294)             (1,840)

Total Other Income (Exp.)   (662)          (294)                284


NET INCOME (LOSS)       $(14,128)      $ (3,194)            (84,772)
                         ___________  	___________ 	     ___________


INCOME(LOSS)PER SHARE      $(.02)        $. (01)            $ (.10)
                        ___________  	___________ 	     ___________

The accompanying notes are an integral part of these financial statements.

                            	WILD WINGS, INC.
                   	  [A Development Stage Company]

                   	CONDENSED STATEMENTS OF OPERATIONS
                               [Unaudited]

        	       	      For the Nine   For the Nine      From Inception
                 		   Months Ended    Months Ended      on July 7, 1989
                        Sept. 30,      Sept. 30,         to Sept. 30,
                          1996             1996               1996
                         ______           ______             ______

REVENUE                 $67,297           $46,532            $158,849
  Sales Returns         (1,103)         	    0                (1,103)

NET REVENUE              66,194            46,532             157,746

COST OF SALES   		       16,865             1,565              36,871

GROSS PROFIT             49,329            44,967             120,875

EXPENSES
  General and Admin.     10,236           57,462              55,615
  Operating Expenses     36,524              0                55,372
  Professional Fees      11,728           15,945              16,517
  Amort. and Depr.        5,806              852               9,162
  Consulting & Independent
    Contracting Fees      9,018              0                32,608
  Salaries, wages & ben. 26,468              0                36,657
                       ___________       ___________       ___________

     Total Expenses      99,780           74,259             205,931


OPERATING INCOME (EXPENSE)
  Interest Income           701      	       0                 2,124
  Int./Write off expense   (1,353)         (460)              (1,840)
                       	___________      ___________        ___________

Total Other Income (Exp.)  (652)           (460)                 284
                       	___________      ___________        ___________

NET INCOME (LOSS)         (51,103)         (29,752)           (84,772)


LOSS PER COMMON SHARE      $(.06)           $(.03)            $(.10)


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




<PAGE






                        	WILD WINGS, INC.
         		Formerly Winter Ventures of Colorado, Inc.)
                      [A Development Stage Company]

NOTES TO CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 2 - INVENTORIES

  Inventories consist of the following:

                                   September 30, 1996

           Clays                      	 $1,728
           Ammunition                      724
           Quail                           537
           Chukar                          758
           Pheasants                     4,081
           Misc. (Concession Items)        671
                                        ______
                  Total                 $8,499


NOTE 3 - ACCOUNTS RECEIVABLE
  Accounts receivable consist primarily of amounts due from normal sales transactions. No allowance for doubtful accounts has been recorded as management believes all receivables are fully collectible.


NOTE 4 - NOTE RECEIVABLE
  At March 31, 1996, Notes Receivable consisted of a $20,000, 15% Note Receivable from an entity related to an officer and shareholder of the Company. The Note was issued August 11, 1995 and repaid on May 12, 1996. As of September 30, 1996 there are no note receivables.


NOTE 5 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment, at cost, less accumulated depreciation:

                                     September 30, 1996

           Office equipment                  4,885
           Machines & equipment             63,660
           Hunting dogs                        675
                                            69,220

           Less Accumulated depreciation    (8,803)

                                         	 $60,417

  Depreciation expense for the year ended December 31, 1995 was $3,081. For the three months ended September 30, 1996 it was $1,944 and for the nine months ended September 30, 1996 was $5,806.

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




<[PAGE>




                        	WILD WINGS, INC.
              		[A Development Stage Company]

NOTES TO CONDENSED & CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - OPERATING LEASES

  Land Lease - In April 1996, the Company renewed a land lease for 518 acres of farmland which it has developed into a commercial hunting area and sporting clays shooting area. The lease is for a term of five years and commenced on April 1, 1995 and ends on March 31, 2000. The lease is renewable by the Company for an additional five year term. However, the lease is effectively a periodic lease from year to year as is terminable by either party on the anniversary date each year upon thirty days written notice.

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

                                            $13,840

  Rental expenses on the various operating leases for the year ended
  December 31, 1995 was $6,173 and the three months ended September 30, 1996 was $500. Rental expenses for the nine months ended September 30, 1996 was $3,050.

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

PART 1   FINANCIAL INFORMATION

ITEM 1   Financial Statements Required by Form 10Q

  Wild Wings, Inc. (The "Company"), files herewith balance sheets of the Company as of June 30, 1996 and December 31, 1995, and the related statements of operations for the year end 1995, the three month period ended September 30, 1996 and the nine month period ended September 30, 1996. In the opinion of the management of the Comapny, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the company for the interim periods presented. The financial statements included in this report on form 10-Q should be read in conjunction with the audited financial statements of the company for the year ended December 31, 1995.



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

  On September 1, 1995 the company opened a hunting club, sporting clays shooting range, and gun dog kennels for Utah Sportsmen. The Company targets Utah's 70,000 plus upland game bird hunters with an exclusive top quality hunting and shooting club that is easily accessible within a one hour drive of Utah's major population centers. Members have the opportunity to hunt with guides or on their own. The company leases land that borders the southeast side of Utah Lake and provides excellent bird habitat and cover. In addition, the Company breeds and trains hunting dogs to service the members and to sell to the bird hunting enthusiast. Revenues for the year ended December 31, 1995 were $91,552 and for the 3 months ended September 30, 1996 were $19,380 and for the nine month period ended September 30, 1996 were $66,194. The company incurred total net losses of $33,668 for the year ended December 31, 1995, $14,128 for the three months ended September 30, 1996 and $51,103 for the nine months ended September 30, 1996.

  At September 30, 1996, the Company had tangible assets in the amount of $73,407 and $59,565 in liabilities, as compared to tangible assets of $83,292 and liabilites of $17,075 as of September 30, 1995. The Company's tangible assets and liabilities for the year ended December 31, 1995 were $84,814 and $19,868 respectively.

PART II     OTHER INFORMATION

ITEM 1 Legal Proceedings

       None

ITEM 2 Change in Securities

       None

ITEM 3 Defaults on Senior Securities

       None

ITEM 4 Submission on Matters to a Vote of Security Holders

       None

ITEM 5 Other Information

       On October 8, 1996, management accepted a subscription from Komatsu Investments Limited to purchase 12,000,000 restricted common shares of the Company for $40,000.00. This transaction resulted in a change of control of the Company. The Company's president, David N. Nemelka, resigned as an officer and director on October 8, 1996. The following persons were appointed as officers and directors on the same date:

          Brenda M. Hall -- President, Secretary/Treasurer and Director Puai Wichman -- Director

       On October 25, 1996, the Board of Directors issued 100,000 common shares at $.25 per share ($25,000) to Pascal Corporation, a Cook Islands corporation, pursuant to Regulation S of the Securities Act increasing the Company's total common shares outstanding to 12,960,000.

       It is the intent of Komatsu Investments Limited to pursue the acquisition of an operating company by the Company. A letter of intent has been negotiated with Kangarway Company Limited, a Hong Kong company, to enter into a tax ree reorganization. Kangarway is an electronics company founded in 1984 and has grown steadily with a recent history of growth in earnings and revenues topping 20% per year. However, the reorganization is contingent upon certain financing conditions.

       In hopes of creating opportunity for the Company's shareholders, the corporation has also entered into a Public Relations Agreement with Financial Telesis, which is assisting the company in a private placement funding.

ITEM 6 Exhibits and Reports on Form 8-K

On November 1, 1996 the following 8-K was filed with the U.S. Securities and Exchange Commission.

ITEM 1.   CHANGES IN CONTROL OF REGISTRANT

Wild Wings, Inc. (The "Company") entered into a Stock Purchase Agreement with Komatsu Investments Limited pursuant to which the Company sold Komatsu Investments Limited 12,000,000 shares of its common stock for a cash payment of $40,000. The transaction was closed on October 8, 1996. As a result of the transaction, Komatsu Investments Limited now holds 12,000,000 shares or approximately 93% of the 12,860,000 shares of the Company's common stock which are issued and outstanding following the transaction. The shares were acquire with Komatsu Investments Limited corporate funds.

Concurrently with the closing of the transaction described above, David N. Nemelka resigned from his respective positions as Director and President of the Company and the following persons were appointed to the positions set forth opposite their name below:

   Brenda M. Hall -- President, Secretary/Treasurer and Director Puai Wichman -- Director

The Stock Purchase Agreement and the election of the new officers and directors of the Company as described abover were approved by the Board of Directors without a meeting signed by directors of the company and stockholders holding a majority of the issued and outstanding shares of the Company's common stock as allowed per the Nevada revised corporate statutes.

As a result of the transaction, the former officers and directors of the Company are no longer affiliates of the Company and the shares of the Company's common stock held by such persons may be eligible for sale under the provisions of Rule 144(k). As of March 28, 1996, such persons owned a total of 513,850 shares of the Company's common stock as reported in the Company's 1996 Form 10-K report. The sale of shares by such persons could have a depressive effect on any market for the Company's common stock that may develop in the future.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of October, 1996.

               Wild Wings, Inc.

               By  /s/ Brenda M. Hall

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wild Wings, Inc.


/s/ Brenda M. Hall                         11/12/96