Form 10KSB
period 1996-12-31
WILD WINGS INC
filed 1997-03-13
CIK 939728

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         Form 10-KSB

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1996
        Commission File No. 33-89714

  [   ] Transition Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934
     For the transition period from ______ to ______ .

                       WILD WINGS, INC.
        (Name of small business issuer in its charter)

      Nevada                                   84-1120614
  State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization                 Identification No.)

      899 South Artistic Circle, Springville, Utah 84663
     (Address of principal executive offices) (zip code)

  Issuer's telephone number, including area code: (801) 491-4066

  Securities registered under Section 12(b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Act: None

  Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing
  requirements for the past 90 days.    Yes  X      No
                                            ----        ----
  Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
  Form 10-KSB or any amendment to this Form 10-KSB.      [  ]

  The Issuer's revenues for its most recent fiscal year.  $121,184.00

  As of February 12, 1997, the aggregate market value of voting stock held by non-affiliates was $2,280,000.

  The number of shares outstanding of the Issuer's common stock at
  December 31, 1996:    12,960,000

  Transitional Small Business Disclosure Format:   Yes      No  X
                                                       ----    ----

                            PART I

  Item 1. Description of Business

     (a)   Business Development.

     Wild Wings, Inc. (the "Company") was incorporated in the State of Colorado on July 7, 1989 originally as Winter Ventures of Colorado, Inc. In connection with the initial formation of the Company, 100,000 shares of Common Stock were issued to the initial founder of the corporation for $1,000. The Company was inactive from inception until 1994. On November 30, 1994, the stock was forward split on a 3 for 1 basis, increasing the total outstanding shares to 300,000. An additional 460,000 shares were sold for aggregate consideration of $10,200 in December, 1994, and shareholders approved a name change to Wild Wings, Inc., and a change of corporate domicile from Colorado to Nevada. The Company was activated and registered a public offering of its securities to raise funds from such offering with which to commence business operations. Pursuant to a Registration Statement on Form SB-2, Commission File No. 33-89714, which become effective April 28, 1995, the Company sold 100,000 shares of its common stock to the public at $1.00 per share and raised gross proceeds of $100,000.

     (b)   Business of Company.

     General

     The Company is engaged in the business of operating a hunting club, sporting clays shooting range and gun dog kennels for sportsmen. The Company commenced full scale operations when it opened the hunting
  club, shooting range, and gun dog kennels in September 1995.   During
  1995 the Company sold more than 100 memberships, leased and improved properties, bought game birds, dogs, and other assets to have the sporting clay range and the hunting club ready for the commercial hunting season opening on September 1, 1995. The Company's target market is Utah's upland game bird hunters, which are estimated to number in excess of 70,000. The Company offers a top quality hunting and shooting club that is located on the southeast side of Utah Lake. The area provides excellent bird habitat and cover and is easily accessible within a one hour drive of Utah's major metropolitan areas. Members of the hunting club have the opportunity to hunt with guides or on their own and are able to hunt for pheasants, quail, chukar, as well as a variety of other game birds such as duck, geese, etc. In addition to bird hunting, the company operates a sporting clays shooting range with a variety of different shooting courses designed to duplicate the flight of wild game birds and to challenge the shooting skills of the shooters. The operation of the gun dog kennel provides hunting dogs as needed for the club members and also provides an additional source of revenues through the sale of dogs.

    The Industry

     The decline of pheasant and other upland game bird populations throughout Utah due to loss of rural habitat from increasing urbanization, and exploding hunter and other predator populations has led to limitations on hunting for all upland game birds. These restrictions include a short hunting season (3-14 days for most of
  Utah), small bag limits (typically 2 roosters), and a less enjoyable
  hunting environment for many upland bird hunters.   In addition, access
  to quality pheasant habitat is severely restricted for most hunters due to the ever increasing access restrictions imposed by land owners. In response to the decline in quality upland bird hunting in Utah, Commercial Hunting Areas (CHA's) have begun to satisfy the needs of the 70,000 plus upland bird hunters. CHA's provide hunters with quality hunting habitat, large populations of game birds (pheasants, quail, chukar, Hungarian partridges, etc.), and a managed environment to prevent overcrowding and provide a quality bird hunting experience. In addition to bird hunting, management believes that sporting clays have become a fast growing shooting sport nationally, and that in Utah, sporting clays are quietly gaining in popularity at the clubs which have put in sporting clay ranges.

     Government Regulation

     Hunting for upland game birds and other wildlife is subject to strict licensing and other extensive government regulation at both the federal and state level. In Utah, the Utah Division of Wildlife Resources (DWR) is the principal agency which controls hunting, licensing, and otherwise regulates wildlife management and resources, including the operation of Commercial Hunting Areas (CHA) such as the Company operates. Such regulations include various restrictions and limitations which will affect the Company's business, including prescribed hunting seasons, bag limits, license limits and fees, habitat management and use, and prescribed numbers of birds released and harvested.

     Under the direction of the Utah Wildlife Board, the DWR governs
  the administration and operation of each CHA.   A CHA must have a
  current, valid certificate of registration for the private property that it has registered as a CHA. A CHA must have a minimum area of 160 acres and can have no more than 1,920 acres in a single connected tract of land. The boundaries must be clearly marked with signs and natural or artificial boundaries. Species of game birds authorized for use on a CHA are limited to those which do not create a potential hazard to existing adjacent protected wildlife and which do not conflict with the public interest. Only species of birds which can be readily propagated under penned conditions and for which brood stock can be legally
  acquired are authorized.   A minimum of 100 birds of each authorized
  species must be released on each CHA during the current operating year. CHA operators must not allow harvest of more than 85% of the birds of each species released during each season. The hunting season for CHAs is from September 1 of each year through the following March 31. An application must be filed with a $150 fee and approved for a registered CHA prior to each hunting season.

     Seasonality

     The hunting club season is from September 1 through March 31. Therefore, the Company is able to generate hunting club revenues for only seven months. The Sporting Clays courses will be open year round (weather permitting), however, management has no experience or basis to forecast the demand for the Sporting Clays. In addition, the lease holder has the option of closing the sporting clay range at anytime. Therefore, there is no assurance that the sporting clays will be opened during any period of time.

     Sources and Availability of Raw Materials

     The Company has placed purchase orders for the majority of its game birds from three suppliers; Hatt's Ranch, Rocky Mountain Hatchery and Quailco. The Company's business could be adversely affected by a disruption in its purchases from these suppliers. While the Company believes its supplier relations are good, the Company has no supply contracts with any of its suppliers, and any supplier could discontinue selling to the Company at any time.

     Competition and Markets

     Utah has approximately 32 operating CHA's located throughout the state. Management believes that the club appeals to sportsmen that live within a radius of approximately 100-150 miles of Springville where the Company has its operations. This area includes Utah County and Salt Lake County which contains the majority of Utah's upland bird hunting population.

     The market for CHA's and Sporting Clays is very competitive and is composed of different types of CHA's and sportsmen. The most common type of CHA targets the middle class sportsman with a moderate priced membership ranging from a $100-200 initiation fee and $10-15 for each pheasant. These CHA's are frequently operated by landowners looking to supplement their farming or ranching income. Service and quality are not a major focus, rather raising game birds and planting them for hunters is the standard approach. Service is limited to showing hunters where to find birds. These clubs cater and appeal to hunters who are somewhat price sensitive and are looking for an inexpensive place to hunt birds.

     The other market segment consists of corporations and wealthy hunters looking for an exclusive, top quality CHA. Currently, there are approximately 4-5 CHA's that target this market. These clubs charge $400-2,000 initial fee and $12-15 for each pheasant shot. However, most of these clubs are a 4-8 hour round trip drive for the sportsman to reach. Management believes that there is an opportunity for a top-quality exclusive hunting club that targets corporations and wealthy individuals with a lodge that is conveniently located within 100-150 miles of their homes and businesses.

     While marketing emphasis will be targeted towards corporations and wealthy hunters, management believes that it will also be able to cater to the middle class market by implementing price sensitive membership structures with restricted hunting privileges.

     Advertising and Marketing Strategy

     The Company markets its hunting club, sporting clay range, and gundog kennels through a very targeted marketing program. The Company has utilized the sporting goods conventions and shows in Salt Lake City dispensing information and signing up members at a booth that it rented. Also, the company will develop co-promotions with sporting goods stores and relevant sporting goods manufacturers (i.e. guns, ammunition, etc). Direct mail and direct solicitation will also be utilized to contact potential members. Additionally, the Company will utilize billboards and local newspapers and television hunting programs to advertise.

     Membership Structure

     Management has developed and tested with sportsmen a membership structure that is not only unique in the market, but also appealing to wealthy sportsmen and corporations. A description of the current membership structure follows. Prices are subject to change.


                Wild Wings 100 Club Membership

     This is an exclusive membership that is limited to no more than 100 memberships. The Company sold 38 of these memberships to date.

  Price Initial fee: $1,975 each (20% discount for shareholders of 1,000 or more shares.)

  Prepaid Birds Each member must prepay for a minimum of 50 birds at prepaid bird price by March 31 of each year to maintain membership.

  Annual fee A $95 annual fee must be paid by March 31 of each year to maintain membership.

  Membership Rights
     1-Hunt Tuesday through Sunday with priority given on weekends and holidays.
     2-Bring up to 8 hunters free of charge.
     3-Membership is transferable (can give or sell to other people).

               Wild Wings Classic Family Membership

     This type of membership is unlimited. The Company has sold 68 of these memberships to date.

  Price Initial fee-$750 (20% discount for shareholders of 1,000 or more shares.)

  Prepaid Birds  Minimum of 5 birds prepaid by March 31 annually

  Annual fee A $50 annual fee must be paid by March 31 of each year to maintain membership.

  Classic Family Membership Rights
     1-Hunting on Tuesday through Sunday
     2-Any designated family member can bring up to 4 people at no extra charge.
     Note: Membership is not transferable (member must accompany other hunters)

               Wild Wings Individual Membership

     This unlimited membership was implemented in November of 1996. The Company has sold 3 of these memberships to date.

  Price Initial fee-$495 (20% discount for shareholders of 1,000 or more shares.)

  Prepaid Birds  Minimum of 5 birds prepaid by March 31 annually

  Annual fee A $50 annual fee must be paid by March 31 of each year to maintain membership.

  Individual Membership Rights
     1-Hunting on Tuesday through Sunday
     2-Member can bring up to 3 people at no extra charge.
     Note: Membership is not transferable (member must accompany other hunters)

                Wild Wings Weekday Membership

     This unlimited membership was implemented in November 1996. The Company has sold 2 of these memberships to date.

  Price Initial fee-$295 (20% discount for shareholders of 1,000 or more shares.)

  Prepaid Birds  Minimum of 5 birds prepaid by March 31 annually.

  Annual fee A $50 annual fee must be paid by March 31 of each year to maintain membership.

  Weekday Membership Rights
     1-Hunting on Tuesday through Friday
     2-Bring up to 3 people at no extra charge
     Note: Membership is not transferable (member must accompany other hunters)

  Prices for Other Products & Services

     1.  Bird Prices
                    Pheasants      Chukar         Quail
     Prepaid           $13           $8            $7
     In-Season         $16          $10            $9

     2.  Bird Cleaning
                    Pheasants      Chukar         Quail
                    $2.00/bird   $1.50/bird    $1.00/bird

     3.  Dogs and Guide - $25/hour

     4.  Additional Hunters - $30 per additional hunter

  Sporting Clay Range Pricing -    $10 for 50 clays
                              $12 for 50 clays (5 Stand)
                         $7 for 25 clays (5 Stand)

     Employees

     During the 1996 fiscal year, the Company hired a total of 17 employees, some of whom were seasonal and are no longer employed with the company. Currently, nine of these employees are on the payroll, of which two are employed full-time.

  Item 2. Properties

     The Company's principal executive offices are located at 899 South Artistic Circle, Springville, UT 84663 and its telephone number is
  (801) 491-4066.

     In January, 1995 the Company entered into a lease agreement with Crandall Farms, Inc. of Springville, Utah to acquire the rights to use, for the operation of a Commercial Hunting Area and sporting clays shooting range, the real property and improvements located at 250 West 3500 South in Utah County, Utah, consisting of 518 acres of farmland on the shore of Utah lake just west of I-15. The lease is for a term of five years commencing April 1, 1995 and ending March 31, 2,000 and is renewable by the Company for an additional five year term. However, the lease is effectively a periodic lease from year to year because it is terminable by either party on the anniversary date (April 1) each year upon 30 days written notice prior to such anniversary date. In the event of termination, the landowner is precluded from using or permitting use of the property as a Commercial Hunting Area for three years after such termination.

     Improvements on the property include a house of approximately
  1,000 square feet which the Company remodeled and fixed up for use as a club house and office, and two barns which the Company uses in the breeding and raising of hunting dogs and game birds. In addition, a fifty-car parking lot was built in 1996. The Company uses approximately two acres immediately adjacent to the barns to install and maintain fly pens for the pheasants and other birds, and approximately 15 acres in the vicinity of the house and barns for parking area and the sporting clays shooting range. The remaining acreage is subject to joint use between the Company to have reasonable and adequate access to all parcels of the property for hunting rights. The landowner will continue to raise crops and otherwise conduct farming operations on the property. In consideration of the hunting rights and other uses the Company is leasing, the Company agreed to pay the following amounts to or for the benefit of the landowner and the property: $2,000 for approximately one half mile of fencing materials plus labor for installation annually: 10% of sales from the Sporting Clays Shooting Range with a guaranteed $1,000 annual minimum; $180 per month as rental for the club house; $100 per acre annually used for pheasant fly pens; a landowner membership in the club; and other payments in amounts to be negotiated in the event the Company requests the landowner to forego cultivation and/or change crops in order to preserve or facilitate cover and habitat for birds.

     The Company opened an office on-site at the Springville hunting club location. The Company uses the home office of Mr. David N. Nemelka, (899 South Artistic Circle, Springville, Utah 84663) its former CEO and Secretary/Treasurer, in Springville, Utah, on a rent free basis as its executive or administrative office for the time being until the Company's business requires more extensive administrative facilities. In addition, the Company paid $500 per month to an entity owned by David R. Nemelka, the father of the former President of Wild Wings for use of a mobile home located within a few miles of the clubhouse, which is used as a management office. The trailer was lived in by the on-site manager of the hunting club and was also used to provide phone reception services for the hunting club, since there was no phone service at the clubhouse until July 1996 at which time the club terminated use of the trailer.

      Although the initial lease agreement covering in excess of 500 acres is more than sufficient to operate a hunting club, management's ultimate objective was to lease a total of approximately 1,500 acres for use of the club. After the initial lease was secured, management continue negotiating with landowners of adjacent tracts of land and reached agreements with other landowners of 780 acres for one year leasing arrangements which management expects to negotiate renewal of on an annual basis. Management estimates that total payments with respect to the land leases the Company has secured will be within the range of $2-3,000 annually.

     It is contemplated by the parties that joint use of the property will not be incompatible. However, the potential for conflicting uses exists and there is no assurance that the parties will resolve any conflicts that may arise. Failure to resolve conflicts on a mutually satisfactory basis would most likely result in one or both parties electing to terminate the lease, in which event the Company would have to locate and secure rights to other suitable property, for which it presently has no commitments or arrangements, in order to be able to continue operating a Commercial Hunting Area. Continuation of the agreement from year to year is therefore entirely dependent upon the continuing agreement, cooperation and mutual satisfaction of both parties, of which there is no assurance. Management is generally of the belief that the availability of other suitable property is such that it could locate and secure rights to other suitable property if necessary in the event of termination, but there is no assurance of this. Furthermore, the company has spent substantial sums for development with respect to the property which would be totally lost in the event of termination.

  Item 3. Legal Proceedings.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action by or against the Company has been threatened.

  Item 4. Submission of Matters to a Vote of Security Holders.

     None.

  Item 5. Market for Common Equity and Related Stockholder Matters.

     (a)  Market information.

     The Company's Common stock trading activity has been limited. A public trading market having the characteristics of depth, liquidity and orderliness depends upon the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

     The Common Stock was registered under a SB2 Registration Statement of the Securities Act of 1933. On or close to July 19, 1996 the Common Stock was listed on the Over-The-Counter Bulletin Board (OCTBB) under the symbol WILG. The following table sets forth the high and low bid prices for the Common Stock based on closing transactions during each specified period as reported by the Over-The-Counter Bulletin Board , which prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

  Fiscal 1995                           High                Low
     1st Quarter                        N/A                 N/A
     2nd Quarter                        N/A                 N/A
     3rd Quarter                        N/A                 N/A
     4th Quarter                        N/A                 N/A
   (The stock was not listed until the 3rd quarter of 1996)

  Fiscal 1996                           High                Low
     1st Quarter                        N/A                 N/A
     2nd Quarter                        N/A                 N/A
     Third Quarter                      N/A                 N/A
     Fourth Quarter                    $2.25               $2.00

  The first month the stock traded was November 1996.

     (b)  Holders.

     As of December 31, 1996, there were approximately 68 record holders of the Company's Common Stock. No other class of stock has been issued at this time.

     (c) Dividends.

     The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render the company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes associated with them contained elsewhere in this report.

    Results of Operations.

             FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMPARED TO
             FISCAL YEAR ENDED DECEMBER 31, 1995

                                Year Ended  December 31,
                            ___________________________________
                                    1996            1995
                              ________________   ____________
                                        % of             % of
                              Dollars  Revenue  Dollars Revenue
Revenue
  Net Sales . . . . .         $121,184  100.0%  $91,552  100.0%
Cost of Sales . . . .           23,867   19.7    20,006   21.9
Gross Profit . . . . .        $ 97,317   80.3   $71,546   78.1
Operating expenses:
  Salaries, wages and benefits  44,142   36.4    10,189   11.1
  Consultants and independent
    contracting fees . . . .    10,359    8.5    23,589   25.7
  Facilities and maintenance     7,889    6.5    18,848   20.5
  Legal and accounting fees     17,426   14.4     4,539    4.9
  Depreciation and amortization 12,407   10.2     3,081    3.3
  General and administrative   107,900   89.0    43,259   47.2
Total operating expenses .     200,123          103,505
(Loss) from operations . ..   (102,806)  N/A    (31,959)   N/A
Other income (expense) . .        (277)             936
(Loss) before income taxes .  (103,083)  N/A    (31,023)   N/A
Current Tax Expense                --               --
Deferred Tax Expense               --               --
Net (Loss) . . . . . . . .    (103,083)  N/A    (31,023)   N/A

   Operating revenue for fiscal 1996 was $121,184, an increase of $29,632 or 32.4% over revenue of $91,552 during fiscal 1995. This increase was primarily due to the fact that the club was only in operation for four months of the 1995 fiscal year and in full operation during the entire 1996 fiscal year.

   Operating expenses for fiscal 1996 was $200,123, (165% of revenue), an increase of 96,618 or or 93.3% over operating expenses of $103,505 (113% of revenue) for fiscal 1995. As explained previously, the increase was primarily generated from the club being in full operation for an entire fiscal year as compared to 1/3 of a year. The operating expenses were also increased due to a significant increase in payroll wages, but offset by a decrease in consultanting and independent contracting fees.

   Payroll expenses for fiscal 1996 were $44,142 (36.4% of revenue), an increase of $33,953 or 333% over payroll expenses of $10,189 (11.1% of revenue) during fiscal 1995. The significant increase is due to the fact that not only was the club opened for the entire fical 1996 year but as the business grew more employees were needed to meet the demand of club members. Consulting and independent contracting fees for fiscal 1996 were $10,359 (8.5% of revenue) a decrease of $13,230 or 43% from fiscal 1995 consulting and independent contracting fees of $23,589 (25.7% of revenue).

The decrease is directly
related to the demand for such contractors during the start-up period of the business. Many independent contractors and consultants were hired during fiscal 1995 to get the club ready for business.

   Facilities and maintenance costs for fiscal 1996 were $7,889 (6.5% of revenue) a decrease of $10,959 or 41.8% from the 1995 fiscal facilities and maintenance costs of $18,848 (20.5% of revenue). Once again, the 1995 facilities and maintenance costs included a lot of the start-up business cost. Once the club was established the maintenance costs considerably decreased.
The club also hired a new manager in September 1996 that has been instrumental in cutting costs, especially maintenance to equipment and fly pens. The club also terminated a rental agreement for use of a trailer in July of 1996. Depreciation and amortization expenses for fiscal 1996 were $12,407 (10.2% of revenue) and increase of $9,326 or 302% from the 1995 fiscal depreciation and amortization expenses of $3,081 (3.3% of revenue). The increase is not only a result of the length of operations but it is also a result of acquisitions of sporting clays equipment during the 1996 fiscal year.

   Legal and accounting fees for fiscal 1996 were $17,426 (14.4% of revenue) an increase of $12,887 or 283% from the 1995 fiscal legal and accounting fees of $4,539 (4.9% of revenue). The increase is primarily a result of a full year of operations in 1996 was opposed to 4 months in 1995.

   General and administrative costs for fiscal 1996 were $107,900 (89% of revenue) an increase of $64,641.00 or 149% from the 1995 fiscal general and administrative costs of $43,259 (47.2% of revenue). As explained earlier the increase is direct result of the longer length of operations.


Seasonality

   The Company's operations are subject to seasonal fluctuations during the winter and spring months due to weather. The sporting clays business is also affected by weather during the summer months due to heat.

Subsequent Events

   (a)  Komatsu

   On October 8, 1996, Wild Wings, Inc. entered into a Stock Purchase
Agreement with Komatsu Investments Limited pursuant to which the Company sold Komatsu Investments Limited 12,000,000 shares of common stock for a cash payment of $40,000. As a result of the transaction, Komatsu Investments Limited held approximately 93% of the Company's issued and outstanding common stock. On October 25, 1996, the Board of Directors issued 100,000 common shares at $.25 per share ($25,000) to Pascal Corporation pursuant to Regulation S of the Securities Act.

   It was the intention of Komatsu Investements Limited to pursue the acquisition of an operating company by the Company. A letter of intent was negotiated with Kangarway Company Limited to enter into a tax free reorganization. Kangarway, an electronics company expects USD $14.2 million in net after tax earning on USD $55 million in reveunes for the fiscal year ended 1996. The reorganization was contingent upon certain financing conditions.

   On February 18, 1997 Komatsu Investments Limited having failed to negotiate an acquisition of a company with annual sales of not less than $20,000,000.00 per year signed a cancellation agreement with Wild Wings, Inc. The agreement allows Wild Wings to repurchase the shares issued to Komatsu upon the acquisition of another company by Wild Wings for $31,000. Komatsu agreed that any company which entered into any acquistion agreement with Wild Wings shall be beneficiary of the full release and discharge granted Wild Wings by Komatsu and that Wild Wings is authorized to represent to such acqusition candidate that such acquisition candidate may rely on the agreement and representations that there are no threatened or pending claims of litigation against Wild Wings or any outstanding options or claims against shares of common stock of Wild Wings held by Komatsu or any of its affiliates except the payment to be made to Komatsu.

   (b) Mid-Ag, L.C.

   On March 4, 1997, Wild Wings, Inc. signed a letter of intent with Mid-Ag, L.C. (to be reorganized as Red Oak Farms, Inc.) to enter into a tax-free reorganization. Red Oaks Farms, an Iowa Corporation is in the business of processing and marketing Certified Hereford Beef as a part of an exclusive agreement with the American Hereford Association, Kansas City, Missouri. Red Oak Farms processed in excess of 60,000 cattle in 1996 and is developing a program to become a major producer of premium quality branded beef.

   As a part of the transaction, Wild Wings, Inc. intends to acquire all of the issued and outstanding common stock of Red Oak Farms, Inc. in exchange for 10,000,000 shares of the $.001 par value common stock of Wild Wings, Inc. In addition, Wild Wings, Inc. would change its name to Red Oak Hereford Farms, Inc. and new officers and directors would be appointed. The closing of this transaction is conditional upon the signing of an acquisition agreement within 30 days of the signing of the letter of intent.

Liquidity and Capital Resources.

   The Company was incorporated on July 7, 1989. Although the Company was incorporated in 1989 it was inactive from inception until 1994. The Company was activated to raise funds from the sale of its securities and commence business operations. In connection with these activities, in 1994 the officers and directors of the Company contributed $3,000 of additional capital to the Company in exchange for 300,000 shares of Common Stock. The Company also issued 140,000 shares in a private offering of its Common Stock and raised $7,000 from several investors. The Company then filed a SB2 with the Securities and Exchange Commission which was declared effective April 3, 1995. Commencing on such date, the Company offered and sold 100,000 shares of common stock and raised gross proceeds of $100,000. Net proceeds after offering costs amounted to $87,414.

    The Company has no other significant assets or commitments with respect to sources of capital. At this time no assurance can be given with respect to the length of time that it will be necessary to fund operations. If the Company is unable to generate sufficient revenues to finance ongoing operations, the Company may have to seek additional financing. The Company presently has no commitment or arrangements for additional financing from any source.

Item 7. Financial Statements.

   See attached Financial Statements and Schedules.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                            PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance        With Section 16(a) of the Exchange Act

   (a) Identify Directors and Executive Officers.

   The following table sets forth the directors and executive officers of the Company, their ages, and all offices and positions with the Company. Each director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

                         Term Served As      Positions
Name of Director    Age  Director/Officer    With Company

Brenda M. Hall       28   Since Oct. 1996     President, Sec/Treas.&
                                              Director

Puai Wichman         28   Since Oct. 1996     Director

David N. Nemelka(1)  30   Since Nov. 1994     CEO, Pres., Sec/Treas. &
                                              Chairman

   Brenda M. Hall assumed the roles of  President, Secretary/Treasurer and as one of the Directors of the Company on October 8, 1996.  Her primary duties
include marketing, bookkeeping and general management of the Company.   Before
accepting the position of Company President, Mrs. Hall worked as an independent contractor for the company doing bookkeeping, membership and public relations projects and general secretarial work. She is currently employed as the Assistant to the President of Maca Supply Company and also serves as their AR/AP manager. She has held this position since April 13, 1993. She has had experience operating her bookkeeping business, Dassity, and also a home business retailing decorative rubber stamps from 1992 to 1995. She graduated from Brigham Young University with a B.A. in December of 1991. Mrs. Hall does not hold any other past or present directorships of any other reporting companies.

   Puai Wichman accepted the position of Director for the Company on October
8, 1996. Mr. Wichman received a Bachelor of Law from Auckland University in 1991 and has been admitted as Barrister and Solicitor of the High Court of New Zealand in 1992 and the High Court of the Cook Islands in 1993. Since 1993 he has been employed by TrustNet Limited, a company in the Cook Islands of which he was appointed Director in March of 1996. His primary duties include advising clients of all technical aspect of trust and common law, utilizing international trusts to provide clients with effective specialized products to meet their particular requirements, maintaining corporate records and provide advisory services and review general trustee administration services. From February 1992 to January 1993 Mr. Wichman helped to establish the branch office of Ross Holmes Law Partnership in the Cook Islands where he served in a number of capacities. Namely, native land title conveyancing, incorporating companies and maintaining their records, commercial planning advising, criminal/civil litigation and financing loan agreements and related securities for
individuals.   Before accepting the position with Ross Holmes Law Partnership in the Cook Islands in 1992, he was employed in their Auckland, New Zealand office from May 1991 to January 1992. His area of focus there included, estate and tax planning for private clients, company formation and maintenance of their respective records, financing, loan agreements and related securities for individuals and general conveyancing. Mr. Wichman does not hold any other past or present directorships of any other publicly held reporting companies.

 (1) David N. Nemelka served as CEO, President, Secretary/Treasurer and Chairman of the Board of Directors of the Company until his resignation in October of 1996. His primary duties included financing, marketing, computer systems, leasing, and general management of the Company. He has experience operating Northstar Adventures, a similar Sportsman focused company operating a fishing lodge on the Kenai River in Alaska. Since July, 1994 he has been self employed pursuing personal business projects. From June 1993 to July 1994 he was an Assistant Brand manager at Proctor & Gamble in Cincinnati, Ohio. From September 1991 to May 1993 he attended the Wharton Business School at the University of Pennsylvania from which he earned an MBA. From August 1989 to August 1991 he served as CEO of Northstar Adventures which he co-founded. From January 1989 to July 1994 he served as President of Tri-Nem, Inc. a public company that was merged in July 1994 with Innovus Multimedia, Inc., a software development company. From August 1988 to August 1991 he served as President and co-founder of Certified Share Transfer Company, a stock transfer company. Mr. Nemelka received his B.S. in business finance from Brigham Young University and his MBA in finance from the Wharton Business School.

Directorships.

   (b) Identify Significant Employees.

   Troy Ryan, age 31, serves as the current on-site manager of the hunting club since September of 1996. As a member of the hunting club, Mr. Ryan and his brother renovated the club house and worked occasional weekends. Prior to accepting the job as on site manager, Mr. Ryan was employed as an area supervisor at Teleflex, Inc. from 1986 to September 1996. Currently, the Company pays Mr. Ryan a salary of $2,000.00 a month and 10% sales commission on membership fees.

   (c ) Family Relationships.

        None.

   (d) Involvement in Certain Legal Proceedings.

        None.

Compliance with Section 16(a) of the Exchange Act

   The Issuer is not subject to the provisions of Section 16(a).

Item 10.     Executive Compensation.

   (a) and (b) General and Summary Compensation Table

   The following table contains information with respect to all cash compensation paid or accrued by the Company during the past two fiscal years to the Chief Executive Officer of the Company. No officer individually received annual cash compensation exceeding $100,000 during the past three years.

                   SUMMARY COMPENSATION TABLE
                     Long Term Compensation
        Annual Compensation           Awards                     Payouts

                                (e)       (f)        (g)        (h)     (i)
      (a)     (b)   (c)   (d)  Other   Restricted  Securities   (h)     All
                               Annual    Stock     Underlying   LTIP   Other
Name and Principal             Compens-  Award(s)  Options/   Payouts  Compen-
Position     Year Salary Bonus  ation($)  ($)       SARs(#)     ($)   sation($)
David N. Nemelka     ($)   ($)  $3,310
   CEO        1995

David N. Nemelka  $6,000         $510
   CEO        1996

Brenda M. Hall    $1,500
   CEO        1996
   The Company did not pay a regular salary or wage to management in 1995, but did pay and will continue to pay sales commissions to management or employees involved in soliciting the sale of memberships in the hunting club. David N. Nemelka received a total of $3,310 in such commissions in 1995. In addition, the Company, pursuant to a consulting agreement, paid McKinley Capital, an entity owned and controlled by David N. Nemelka, $11,500 in consulting fees for services performed from August through December of 1995. These services included setting up the computer system for the Company, 3rd and 4th quarter accounting, developing and implementing the marketing campaign, expanding the business plan and other related business services. (See Item 12. Certain Relationships and Related Transactions) Mr. Nemelka received $6000 salary compensation and $510 sales commissions during 1996 fiscal year. He was also provided the option to acquire 72,500 shares of common stock at $3.00 per share for services rendered.

   Brenda Hall received a salary of $1500 for services performed as an officer of the company in 1996. She was also provided the option to acquire 2500 shares of common stock at $3.00 per share. An additional $1,257 compensation was paid to Dassity, a business owned by Mrs. Hall, for bookkeeping fees and services performed from January to October 1996. (See
Item 12.  Certain Relationships and Related Transactions)


   (c) and (d) Stock Option and Stock Appreciation Right Plans

1995 Stock Option Plan

   In February 1995, the Board of Directors of the Company adopted and the present stockholders approved, a Stock Option Plan ("1995 Plan"). The 1995 Plan authorizes the granting of awards of up to 400,000 shares of Common Stock to the Company's key employees, officer, directors and consultants. Awards consist of stock options (both non-qualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1995 Plan. The 1995 Plan is administered by the Board of Directors which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1995 Plan.

   In connection with qualified stock options, the excise price of each option may not be less than 100% of the fair market value of the Common Stock on the date of grant or 110% of the fair market value of the Common Stock on the date of grant for affiliates of the Company. The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee during any calendar year may not exceed $100,000. Non-qualified stock options granted under the 1995 Plan may be granted at a price
determined by the Board of Directors, not to be less than the fair market value of the Common Stock on the date of grant.

   The 1995 Plan also contains certain change in control provisions which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any "person," as the term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, including a "group" as defined in Section 13(d), but excluding certain stockholders of the Company, became the beneficial owners of more than 25% of the Company's outstanding shares of Common Stock.

   As of February 24, 1997, all 400,000 stock options have been issued and are outstanding. None of the options have been exercised to date.

             Option/SAR Grants in Last Liscal Year
                       Individual Grants

   (a)                    (b)           (c)           (d)          (e)
                       Number of
                       Securities    % of Total
                       Underlying    Options/SARs
                       Options/      Granted to
                       SARS          Employees in  Exercise or Base Expiration
Name                   Granted (#)   Fiscal Year   Price ($/Sh)     Date
David N. Nemelka, CEO   72,500          100%          $3.00       10/10/2001

Brenda M. Hall, CEO      2,500          100%          $3.00       10/10/2001


   (e)  Long-term Incentive Plan.

        None.

   (f)  Compensation of Directors

        None.

   (g)  Employment Contracts and Termination of Employment and
         Change-in-Control Arrangements.

        None.

   (h)   Report on Repricing of Options/SARs

        None.

  Item 11. (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth certain information with respect to the current beneficial ownership of the Company's common stock as of February 12, 1997, of each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, each director of the Company, and all directors and executive officers of the Company as a group:

                       Title of  Amount & Nature of       % of   Stock
Name and Address        Class     Beneficial Ownership(1)  Class Options

Brenda M. Hall          Common      200 shares            0%     2,500 (2)
157 So. 880 E.
Springville, UT 84663

Puai Wichman              Common     0 shares             0%      0
P.O. Box 208
Rarotonga, Cook Islands

All officers and directors  Common   200 shares           0%      2,500 (2)
as a group (2 persons)

Komatsu Investments Ltd,    Common 12,000,000 shares      93%      0
P.O. Box 208
Rarotonga, Cook Islands

   (1)  The nature of the beneficial ownership for all the shares is sole
voting and investment       power.

   (2)  Options are immediately exercisable for a period of five years.

Item 12.     Certain Relationships and Related Transactions.

   During the past two fiscal years, the Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

   For the time being, the Company will use as its principal executive office, the office of David N. Nemelka, former President, on a rent free basis, until such time as the business operations of the Company may require more extensive facilities and the Company has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time.

   During the 1996 fiscal year the Company paid $12,309 in wages and $2,185 in sales commissions to Roger Nemelka, former on-site club manager. In 1995, Mr. R. Nemelka was paid $6,000 in wages and $11,500 in sales commissions in 1995. Mr. Nemelka is the uncle of the club's former President, David N.

Nemelka The Company paid Troy Ryan, current on-site club manager $8,000 in wages and $1,382 in sales commissions during the 1996 fiscal year.

   In addition, the Company paid pursuant to a consulting agreement, McKinley Capital, an entity owned and controlled by David N. Nemelka, former President & Director, $11,500 in consulting fees for services performed from August through December 1995. These services included setting up the computer system for the Company, 3rd & 4th quarter accounting, developing and implementing the marketing campaign, expanding the business plan and other related business services.

   In addition, the Company paid $500 per month to Summer Ventures, an entity owned by the father of David N. Nemelka, for use of a mobile home located about one mile from the clubhouse, which was used as a management office. The trailer was lived in by the on-site manager of the hunting club and was used to provide phone reception services for the hunting club until phone service was installed at the clubhouse in July, 1996. The hunting club terminated their use of the facility in August 1996.

   In addition, the Company paid Brenda M. Hall, the current President, Secretary/Treasurer and Director of the hunting club and Dassity, an entity owned and controlled by Brenda M. Hall, $1,257 during the first three quarters of 1996 for bookkeeping and general secretarial service rendered to the Company. Mrs. Hall/Dassity billed the company for services rendered at an hourly rate of $10.00.

   Numerous short term loans have been made to the Company by David N.
Nemelka or affiliated entities, and by the Company to David N. Nemelka or affiliated entities, most of which were outstanding only for a matter of days. The principal amount of loans made to the Company totaled $17,000 in 1996 and $37,750 in 1995. The principal amount of loans made by the Company totaled $15,000 in 1996 and $56,000 during 1995.


                            PART IV

  Item 13.     Exhibits and Reports on Form 8-K

     (a) Exhibits Index

     Exhibit #   Item                       Location
     3.(i)       Articles of Incorporation. Registration Statement Filed
                                             on Form SB2; April 28, 1995;
                                             File #33-89714
     3.(ii)      By-laws.                   Registration Statement Filed
                                             on Form SB2; April 28, 1995;
                                             File #33-89714
     27.         Financial Data             Attached

     (b) Reports on Form 8-K

     A report on Form 8-K was filed during the fourth quarter of 1996 reporting the following matters:

     (1) Items Reported

     Wild Wings, Inc. (The "Company") entered into a Stock Purchase Agreement with Komatsu Investments Limited pursuant to which the Company sold Komatsu Investments Limited 12,000,000 shares of its common stock for a cash payment of
  $40,000. The transaction was closed on October 8, 1996. As a result of the transaction, Komatsu Investments Limited now holds 12,000,000 shares or approximately 93% of the 12,860,000 shares of the Company's common stock which are issued and outstanding following the transaction. The shares were acquired with Komatsu Investments Limited corporate funds.

     Concurrently with the closing of the transaction described above, David
  N. Nemelka resigned from his respective positions as director and President of the Company and the following persons were appointed to the positions set forth opposite their name below:

          Brenda M. Hall    President, Secretary/Treasurer and Director
          Puai Wichman      Director

     The Stock Purchase Agreement and the election of new officers and directors of the Company as described above were approved by the Board of Directors without a meeting signed by directors of the Company and stockholders holding a majority of the issued and outstanding shares of the Company's common stock as allowed per the Nevada revised corporate statutes.

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

     (2)  Financial Statements Filed

     None.

     (3) Date of Report

     October 30, 1996

     An additional 8K report was filed during the first quarter of 1997 reporting the following matters:

     On March 4, 1997 Wild Wings, Inc., (the "Company") entered into a letter of intent with Mid-Ag, L.C. (to be reorganized as Red Oak Farms, Inc.) to acquire all of the issued and outstanding stock of Red Oak Farms, Inc.
  from the
  shareholders of Red Oak Farms, Inc. in exchange for 10,000,000 shares of the $.001 par value common stock of the Company. This transaction is intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code such that the shares of the Company received by the shareholders of Red Oak Farms, Inc. will be received on a tax-free basis. The shares to be issued by the Company will be restricted securities as defined in Rule 144 under the Securities Act of 1933, and an appropriate legend will be placed on the certificates representing such shares. At the date of closing this transaction, there will be 10,960,000 shares outstanding.

   The closing of this transaction is subject to the following conditions:

1. On or before the closing date, Wild Wings, Inc. will provide audited financial statements as of December 31, 1996 with a current interim statement showing $0 liabilities and $0 assets as of the Closing Date.

2. Wild Wings, Inc. shall be in good standing as a corporation of the State of Nevada and shall not be in violation of any Federal or State securities or other laws governing it.

3. Wild Wings, Inc. will be current in all of its filing requirements as to all tax, securities or other reports required under laws to which it is subject, and shall deliver copies of these reports to Mid-Ag, L.C. along with copies of its past and current audited financial statements.

4. Mid-Ag, L.C. and Red Oak Farms, Inc. shall be current and in good standing with respect to all material contracts to which it is a party, unless disclosed and accepted by the board of directors of Wild Wings, Inc.

5. Mid-Ag, L.C. agrees that it will engage a financial public relations firm by the closing date of this transaction who is mutually satisfactory to Mid-Ag, L.C. and the now existing board of directors of Wild Wings, Inc. Such firm, or an acceptable substitute firm, shall be continuously engaged for a minimum of eighteen (18) months. Two million shares of Red Oak Farms, Inc. owned by the current shareholders of Mid-Ag, L.C. will be placed in escrow at closing and released once this provision has been fulfilled.

6. Mid-Ag, L.C. agrees that it will engage a management consulting firm by the closing date of this transaction who is mutually satisfactory to Mid-Ag, L.C. and the now existing board of directors of the Wild Wings, Inc.
    The management consulting firm will assist the management in evaluating and revising their current business plan and assisting management in the development of a marketing and financing plan.

7. Mid-Ag, L.C. agrees that it will have a minimum of two year binding contract with a packing plant to slaughter Mid-Ag, L.C. cattle that is mutually satisfactory to Mid-Ag, L.C. and the now existing board of directors of Wild Wings, Inc.

8. Mid-Ag, L.C. agrees that it will have a binding contract with the American Hereford Association for the exclusive right to produce and market "Certified Hereford Beef" that is mutually satisfactory to Mid-Ag, L.C. and the board of directors of Wild Wings, Inc.

9. Mid-Ag, L.C. agrees that at the time of closing the Red Oak Farms, Inc. will have entered into a binding agreement to acquire 100% of the outstanding shares of Midland Cattle Company.

10. Mid-Ag, L.C. agrees to hire additional management to serve in senior management levels. Specifically, the Company will hire management with senior level experience in marketing and promotion.
        Such management will
        be hired within a reasonable time period after closing not to exceed 120 days from the date of closing.

11. Upon the execution of the Letter of Intent by both parties, counsel for Wild Wings, Inc. and Mid-Ag, L.C. will prepare an Exchange Agreement, which shall contain provision in accord with this letter together with such further appropriate terms and conditions as legal counsel and the parties may mutally determine. The Exchange Agreement shall be subject to the approval of the repsective shareholders and boards of directors of the Wild Wings, Inc. and Mid-Ag, L.C.

   (2)  Financial Statements Filed

   None.

   (3) Dates of Such Reports.

   March 12, 1997


  Item 14.   Signatures

       /s/ Brenda M. Hall, Sole Director & Officer
           Wild Wings, Inc.

                      WILD WINGS, INC.
                [A Development Stage Company]

                    FINANCIAL STATEMENTS

                      DECEMBER 31, 1996
























               PRITCHETT, SILER & HARDY, P.C.
                CERTIFIED PUBLIC ACCOUNTANTS

                      WILD WINGS, INC.
                [A Development Stage Company]




                          CONTENTS

                                                          PAGE

    _   Independent Auditors' Report                        1


    _   Balance Sheet, December 31, 1996                    2


    _   Statements of Operations, for the years ended
          December 31, 1996 and 1995 and from
          inception on July 7, 1989 through December 31,
          1996                                              3


    _   Statement of Stockholders' Equity (Deficit), from
          inception on July 7, 1989 through December 31,
          1996                                          4 - 5


    _   Statements of Cash Flows for the years ended
          December 31, 1996 and 1995 and from
          inception on July 7, 1989 through December 31,
          1996                                          6 - 7


    _   Notes to Financial Statements                  8 - 14

                 PRITCHETT, SILER & HARDY, P.C.
                     430 EAST 400 SOUTH
                   SALT LAKE CITY, UTAH 84118
                       (801) 328-2727



                  INDEPENDENT AUDITORS' REPORT



Board of Directors
WILD WINGS, INC.
Springville, Utah

We have audited the accompanying balance sheet of Wild Wings, Inc. [a development stage company] at December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and from inception on July 7, 1989 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Wild Wings, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and from inception through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 8 to the financial statements, the Company has suffered losses since inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ PRITCHETT, SILER & HARDY, P.C.
February 1, 1997

                        WILD WINGS, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS

                                                  December 31,
                                                      1996
                                                 ___________
CURRENT ASSETS:
  Cash                                              $  7,068
  Inventory                                            3,578
                                                 ___________
        Total Current Assets                          10,646
                                                 ___________
PROPERTY AND EQUIPMENT, net                           59,827
                                                 ___________
OTHER ASSETS:
  Prepaids and other                                   1,012
  Organization costs, net                                147
                                                 ___________
        Total Other Assets                             1,159
                                                 ___________
                                                    $ 71,632
                                                 ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $ 18,197
  Customer bird deposits                              26,572
                                                 ___________
        Total Current Liabilities                     44,769
                                                 ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized, no shares issued and
   outstanding at December 31, 1996                        -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 12,960,000 issued
   and outstanding at December 31, 1996               12,960
  Capital in excess of par value                     150,654
  Deficit accumulated during the development stage (136,751)
                                                 ___________
        Total Stockholders' Equity                    26,863
                                                 ___________
                                                    $ 71,632
                                                 ___________





 The accompanying notes are an integral part of these financial statements.

                        WILD WINGS, INC.
                  [A Development Stage Company]



                    STATEMENTS OF OPERATIONS



                                              From Inception
                         For the Years Ended    on July 7,
                             December 31,      1989 Through
                 _____________________________ December 31,
                            1996        1995       1996
                      ___________ ________________________

REVENUE:
  Net sales               $121,184    $ 91,552    $212,736

COST OF SALES              23,867       20,006      43,873
                      ___________ ________________________
GROSS PROFIT               97,317       71,546    168,863
                      ___________ ________________________
EXPENSES:
  General and
    administrative        107,900       43,259    153,279
  Consultants and independent
     contracting fees      10,359       23,589     33,948
  Operating expenses        7,889       18,848     26,737
  Salaries, wages and
    benefits               44,142       10,189     54,331
  Legal and accounting
    fees                   17,426        4,539     22,215
  Depreciation and
    amortization           12,407        3,081     15,763
                      ___________ ________________________
      Total Expenses      200,123      103,505    306,273
                      ___________ ________________________
OPERATING (LOSS)        (102,806)     (31,959)  (137,410)
                      ___________ ________________________
OTHER INCOME (EXPENSE):
  Interest income             700        1,423      2,123
  Interest expense          (977)        (487)      (1,464)
                      ___________ ________________________
      Total Other
        Income (Expense)     (277)        936        659
                      ___________ ________________________
(LOSS) BEFORE INCOME TAXES(103,083)   (31,023)  (136,751)

CURRENT TAX EXPENSE             -            -          -

DEFERRED TAX EXPENSE            -            -          -
                      ___________ ________________________
NET (LOSS)                $(103,083)  $(31,023)   $(136,751)
                      ___________ ________________________

INCOME (LOSS) PER COMMON SHARE$ (.04) $   (.04)   $   (.00)
                      ___________ ________________________

 The accompanying notes are an integral part of these financial statements.

                        WILD WINGS, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

           FROM THE DATE OF INCEPTION ON JULY 7, 1989

                    THROUGH DECEMBER 31, 1996


                  Preferred Stock   Common Stock  Capital in  Accum-
               __________________   _____________ Excess of   ulated
                   Shares Amount    Shares Amount Par Value   Deficit
                ____________________________________________________
BALANCE, July 7, 1989   - $    -      -  $    -  $     -  $     -

Shares of common stock
issued to officer
and director for cash,
 July 21, 1989          -      -   300,000  300      700        -

Net loss for the
period ended
December 31, 1989       -      -       -      -        -     (28)
               ____________________________________________________
BALANCE, December 31,
  1989                  -      -   300,000  300      700     (28)

Net loss for the year ended
  December 31, 1990     -      -      -       -        -    (450)
               ____________________________________________________
BALANCE, December 31,
  1990                  -      -   300,000  300      700    (478)

Net loss for the year ended
  December 31, 1991     -      -      -       -        -    (680)
               ____________________________________________________
BALANCE, December 31,
  1991                  -      -   300,000  300      700  (1,158)

Net loss for the year ended
  December 31, 1992     -      -      -       -        -     (55)
               ____________________________________________________
BALANCE, December 31,
  1992                  -      -   300,000  300      700  (1,213)

Net loss for the year ended
  December 31, 1993     -      -      -       -        -     (55)
               ____________________________________________________
BALANCE, December
   31, 1993             -      -   300,000  300      700   (1,268)

Shares of common stock
  issued to incorporators,
  officers, directors and other
  related parties for cash,
  December 9, 1994 at $.01
  per share             -      -   300,000  300    2,700        -


                           [Continued]

                        WILD WINGS, INC.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

           FROM THE DATE OF INCEPTION ON JULY 7, 1989

             THROUGH DECEMBER 31, 1996  [CONTINUED]


                  Preferred Stock  Common Stock    Capital in  Accum-
                  _______________  ________________Excess of   ulated
                  Shares   Amount  Shares  Amount  Par Value   Deficit
                    _______________________________________________

Shares of common stock
  issued to a former director
  for payment of a related
  party accounts payable,
  December 30, 1994 at
  $.01 per share        -      -   20,000     20     180        -

Shares of common stock
  issued to related parties for
  cash, December 30, 1994
  at $.05 per share     -      -  140,000    140   6,860        -

Net loss for the year ended
  December 31, 1994     -      -        -      -       -    (1,377)
               _____________________________________________________
BALANCE, December
  31, 1994              -      -  760,000    760  10,440    (2,645)

Shares of common stock
  issued pursuant to public offering
  for cash, July, 1995 at $1.00
  per share, net of offering
  costs of $12,586      -      -  100,000    100  87,314        -

Net loss for the year ended
  December 31, 1995     -      -        -      -       -  (31,023)
               _____________________________________________________
BALANCE, December
 31, 1995               -      -  860,000    860  97,754   (33,668)

Shares of common stock issued
  for cash September, 1996 at
  $0.0033 per share     -      - 12,000,000 12,000  28,000       -

Shares of common stock issued
  for cash October, 1996 at
  $.25 per share        -      -  100,000    100  24,900        -

Net loss for the year ended
  December 31, 1996     -      -        -      -       -  (103,083)
                ____________________________________________________
BALANCE, December
  31, 1996              -   $-  12,960,000 $12,960 $150,654 $(136,751)
               _____________________________________________________




 The accompanying notes are an integral part of these financial statements.

                        WILD WINGS, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                      From Inception
                                For the Years Ended    on July 7,
                                    December 31,       1989 Through
                          ___________________________  December 31,
                                   1996       1995         1996
                           ______________________________________
Cash Flows from Operating Activities:
 Net income (loss)              $(103,083)  $(31,023)   $(136,751)
 Adjustments to reconcile
    net loss to net cash used
    by operating activities:
   Depreciation and
    Amortization expense           12,375       3,081      15,731
   Non-cash expenses                  300       1,000       1,300
   Changes in assets and liabilities:
    (Increase) decrease in
      accounts receivable             844       (844)         -
    (Increase) in inventory       (2,150)     (1,428)     (3,578)
    (Increase) in prepaid expenses  (362)       (650)     (1,012)
    (Increase) decrease in
       accrued interest             1,391     (1,391)         -
    Increase in accounts payable   13,089       4,858      18,197
    Increase in customer deposits  11,811      14,760      26,571
    Increase (decrease) in related party
      payable                           -       (670)       (300)
                           _______________________________________
        Net Cash Flows Used by
          Operating Activities   (65,785)    (12,307)    (79,841)
                           _______________________________________
Cash Flows from Investing Activities:
 Organization costs                     -           -       (520)
 Acquisition of property
    and equipment                (30,690)     (44,269)   (76,485)
 (Increase) decrease in
    N/R related party             20,000      (20,000)        -
                           ______________________________________
        Net Cash Used by Investing
          Activities             (10,690)    (64,269)    (77,005)
                           _______________________________________
Cash Flows from Financing Activities:
 Proceeds from common stock
   issuance                        65,000    100,000     176,000
 Stock offering costs                   -    (12,586)    (12,586)
 Advances received from related parties -      31,750      32,250
 Payments to related parties            -    (31,750)    (31,750)
                           _______________________________________
        Net Cash Provided by Financing
          Activities               65,000      87,414     163,914
                           _______________________________________
Net Increase (Decrease) in Cash  (11,475)      10,838       7,068

Cash at Beginning of Period        18,543       7,705           -
                           _______________________________________
Cash at End of Period            $  7,068    $ 18,543    $  7,068
                           _______________________________________



                           [Continued]

                        WILD WINGS, INC.
                  [A Development Stage Company]

              STATEMENTS OF CASH FLOWS [Continued]


                                                      From Inception
                                For the Years Ended    on July 7,
                                    December 31,       1989 Through
                      _______________________________  December 31,
                                   1996       1995         1996
                           _______________________________________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the year for:
    Interest                     $     977   $    487    $    487
    Income taxes                 $       -   $      -    $      -




Supplemental Schedule of Noncash Investing and Financial
Activities:
 For the year ended December 31, 1996:
     The Company reduced its property and equipment by $300 for the basis of hunting dogs which died during the year.

 For the year ended December 31, 1995:
     The Company reduced its property and equipment by $1,000 for the basis of hunting dogs which died during the year.



























 The accompanying notes are an integral part of these financial statements.

                        WILD WINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

  Inventory - Inventory is carried at the lower of cost or market.

  Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period

  Depreciation   Methods  -  The  Company  is  depreciating   its
  property and equipment, which consists of sporting clay equipment, fly pens and hunting dogs, using the straight line method, over the estimated useful lives of the related assets ranging from 3 to 5 years.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

  Customer Bird Deposits - This account represents birds that have been presold to customers and for which the company must provide birds during hunting season.

                        WILD WINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

NOTE 2 - INVENTORIES

  Inventories consist of the following:

                                      December 31,
                             _______________________
                                     1996     1995
                               _____________________
         Birds                     $ 1,529   $   791
         Ammunition                    554       509
         Clays                         494       128
         Misc.                       1,001         -
                               _____________________
                                   $ 3,578   $ 1,428
                               _____________________

NOTE 3 - ACCOUNTS RECEIVABLE

  Accounts receivable consist primarily of amounts due from normal sales transactions. No allowance for doubtful accounts has been recorded as management believes all receivables are fully collectible.

NOTE 4 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment, at cost, less accumulated depreciation:

                                       December 31,
                              _______________________
                                      1996      1995
                                _____________________
       Office equipment            $  4,885   $ 4,885
       Machines and equipment        69,325    39,234
       Hunting dogs                     975       675
                                _____________________
                                     75,185    44,794
       Less Accumulated depreciation(15,358)  (3,032)
                                _____________________
                                   $ 59,827   $41,762
                                _____________________

  Depreciation expense for the years ended December 31, 1996 and 1995 was $12,326 and $3,032.

                        WILD WINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK

  During September, 1996, the Company sold 12,000,000 shares of its previously authorized but unissued common stock, total proceeds from the sale amounted to $40,000. During October, 1996, the Company sold 100,000 shares its previously authorized but unissued common stock, total proceeds from the sale amounted to $25,000.

  Public Offering of Common Stock - During July, 1995, the Company completed a public stock offering of 100,000 shares of its previously authorized but unissued common stock. This offering was registered with the Securities and Exchange Commission on Form SB-2. An offering price of $1.00 per share was arbitrarily determined by the Company. The offering was managed by the Company without any underwriter. The shares were offered and sold by officers of the Company, who received no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. Total proceeds of the offering amounted to $100,000 with offering costs of $12,586 which were offset against capital in excess of par value.

  Stock Option Plan - During 1995, the Board of Directors of the Company adopted and the stockholders approved, a stock option plan. The plan provides for the granting of awards of up to 400,000 shares of common stock to officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. At present, no awards have been granted under the plan.

  On October 1, 1996 and December 1, 1996 the Company's board of directors granted an officer of the Company 72,500 and 2,500 options under the plan to purchase shares of the Company's common stock at $3.00 per share. The options granted vested immediately and expire five years from the date granted.

  The Company accounts for this plan under the Accounting Principles board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, since all options granted under this plan were granted at or in excess of market value, no compensation cost has been recognized in the accompanying financial statements for options granted under this plan. There would be no effect to the Company's net loss and loss per common share, had compensation cost for this plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by FASB No. 123, "Accounting for Stock-Based Compensation". The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with following weighted average assumptions used for grants during the year ended December 31, 1996: risk free interest rate of 6%, expected dividend yields of zero for all periods, expected lives of 5 years, and an estimated expected volatility of 50%.

                        WILD WINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CAPITAL STOCK [Continued]

  Stock Split - In November, 1994, the Board of Directors authorized a 3 for 1 stock split, thereby increasing the number of authorized shares to 50,000,000 and decreasing the par value of each share to $.001. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split for all periods presented.

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

  Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 1996 and 1995.

NOTE 6 - RELATED PARTY TRANSACTIONS

  During the year ended December 31, 1996, the Company made a short term loan to an officer/shareholder of the Company. The loan, in the amount of $15,000, was outstanding for approximately ten days and earned interest at a rate of 15% per annum.

  During 1995 the Company made various loans to officers, directors or entities related thereto in the total amount of $56,000. Three of the loans, totaling $36,000 accrued interest at 15% and were outstanding for approximately 11 to 18 days. At December 31, 1995 there was one unpaid, interest bearing, demand note receivable of $20,000 due from an entity related to an officer/shareholder of the Company. During 1996, the note with related accrued interest was received from the related party.

  Total interest income for the year ended December 31, 1996 and 1995 on related party notes receivable was $700 and $1,391, respectively.

  During 1995, officers, directors or entities related thereto made various loans totaling $37,250 to the Company. These loans were all short term in nature and provided operating capital for the Company. One loan in the amount of $750 was non-interest bearing, one loan for $4,000 provided interest at 18% and one loan for $5,000 provided interest at 10%. The remaining loans provided for interest at 15%. At December 31, 1995, there were no unpaid balances owing to these related parties.

  During 1995, the Company paid consulting fees of $11,500 to an entity related to an officer/director of the Company.

                        WILD WINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

  In   connection  with  the  sale  of  memberships  and  related services to get the club opened and operating, the Company paid commissions of $15,106 and consulting fees of $3,000 to certain officers, shareholders and other individuals or entities related to officers or shareholders. The Company also paid rent of $2,500 to an entity related to an officer and shareholders of the Company. The rent paid was for a mobile home located in the near vicinity of the hunting club which was used by the clubs manager as a management office and where he resides.

  The Company previously had an agreement to pay each member of the Board of Directors $100 for attendance at each annual meeting. A total of $400 was accrued to directors for years prior to 1992. Of this amount, $200 was paid in cash and $200 owing to one director was subsequently paid by issuing 20,000 shares of common stock during December, 1994 valued at $.01 per share. During 1992 this agreement was terminated and as of December 31, 1996 and 1994, no subsequent compensation had been paid or accrued to any director of the Company.

  The Company made various issuance's of common stock to related parties during the year ended 1994. [See Note 5]

NOTE 7 - OPERATING LEASES

  Land Lease - During January 1995, the Company entered into a land lease for 518 acres of farmland which it is developing for a commercial hunting area and sporting clays shooting
  area.   The  lease  is for a term of five years  commencing  on
  April 1, 1995 and ending on March 31, 2000. The lease is renewable by the Company for an additional five year term. However, the lease is effectively a periodic lease from year to year as it is terminable by either party on the anniversary date each year upon thirty days written notice. The Company will pay the lessor 10% of sales with a $1,000 minimum. The Company will also pay monthly fees of approximately $280 for rental of a club house and acreage for pheasant fly pens. The Company will also provide a membership and other benefits to the lessor and paid approximately $2,600 for required fencing materials and labor. The Company also entered into a one year land lease for approximately 780 acres for $2,000. The
  Company expects to negotiate renewals of the lease on an annual basis.

  The Company also rented a mobile home, which was used as a management office, for $500 per month on a month to month basis [See Note 6]. The Company terminated use of the mobile home in August, 1996.

                        WILD WINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - OPERATING LEASES [Continued]

  Future Minimum rental payments under the various operating leases are as follows:

    Year Ending December 31:   Minimum Rental Payments
         1997                          $    4,360
         1998                               4,360
         1999                               4,360
         2000                               4,360
         2001                                   -
                                       __________
                                       $   17,440
                                       __________

  Rental expenses on the various operating leases for the years ended December 31, 1996 and 1995 was $6,150 and $6,173.

NOTE 8 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock. Management also has plans to commence its hunting club operations during the current year. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - INCOME TAXES

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes. The financial statements for prior years have not been restated and the cumulative effect of the change in accounting principle was not material in 1993 or for prior years.

  The Company has available at December 31, 1996, unused operating loss carryforwards of approximately $135,000, which may be applied against future taxable income and which expire in various years beginning in 2004 through 2011. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $46,000 and $13,000 as of December 31, 1996 and 1995, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of $33,000 during 1996.

                        WILD WINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES [Continued]

  Due  to  changes in the ownership of the Company  in  September
  1996 the Company's available operating loss carry forwards of approximately $135,000 will be limited.

NOTE 10 - SUBSEQUENT EVENTS

  During February, 1997 the Company entered into an agreement with two consultants to assist the company in finding acquisitions and personnel. According to the agreement, the two consultants were granted 162,500 options each under the Company's stock option plan. The options are exercisable at $3.00 per share and expire February 20, 2002.

                           -14