Form 10QSB
period 1997-03-31
RED OAK HEREFORD FARMS INC
filed 1997-05-21
CIK 939728

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, DC  20549

                         FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1997

                             OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

  For The Transition Period From _________ to ____________

               Commission File Number 33-89714

                Red Oak Hereford Farms, Inc.
  (Exact name of small business issuer as specified in its
                          charter)

            NEVADA                         84-1120614
 (State or other jurisdiction     (IRS Employer Identification
      of incorporation or                     No.)
         organization)


         2010 Commerce Drive, Red Oak, Iowa 51566
         (Address of principal executive offices)

         (Issuer's Telephone Number) (712) 623-9224

  Wild Wings, Inc., 899 South Artistic Circle, Springville,
                         Utah 84663
   (Former name, former address and former fiscal year, if
                 changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes x   No

At May 12, 1997, there were 11,505,494 shares of common stock of the registrant outstanding.

Transitional  Small Business Disclosure Format (check  one):
Yes          No  x

                            INDEX

                                                    Page No.


PART I - FINANCIAL INFORMATION                         3
          Item 1.  Financial Statements                3
          Item 2.  Management's Discussion
                    and  Analysis                     10

PART II - OTHER INFORMATION                             13
          Item 1.  Legal Proceedings                  13
          Item 2.  Changes in Securities              13
          Item 4.  Submission of Matters  to
                   a Vote of Security Holders         13
          Item 5.  Other Information                  14
          Item 6.  Exhibits and Reports
                    on Form 8-K                       14

                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


RED OAK HEREFORD FARMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 1997
(Unaudited)


                           ASSETS


                               CURRENT ASSETS
     Cash and cash equivalents                        $        4,290
     Accounts receivable                                   1,049,126
     Inventory                                             1,257,492
     Prepaid expenses                                         35,346
                                                           _________
               Total Current Assets                        2,346,254
                                                           _________
PROPERTY AND EQUIPMENT, At cost
     Leasehold improvements                                   65,345
     Office equipment                                        122,107
                                                           _________
                                                             187,452

     Less:  Accumulated depreciation                          58,936
                                                           _________
                                                            128,516
                                                           _________
OTHER ASSETS                                                  61,414
                                                           _________



TOTAL ASSETS                                              $2,536,184
                                                           _________






See Note to Condensed Consolidated Financial Statement

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                     $   105,424
     Accounts payable - related parties                        19,075
     Accrued expenses                                          79,126
     Note payable - Bank                                      454,322
     Note payable - Related party                             125,000
     Current maturities of long-term debt                   1,013,685
                                                            _________
               Total Current Liabilities                    1,796,632
                                                            _________
LONG-TERM DEBT                                                477,647

DEFERRED INCOME                                               300,000
                                                            _________
TOTAL LIABILITIES                                           2,574,279
                                                            _________
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value; authorized
      50,000,000shares, issued and outstanding
      11,234,430 shares                                        11,234
     Additional paid-in capital                               186,968
     Retained earnings (deficit)                             (236,297)
                                                            _________
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (38,095)
                                                            _________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $2,536,184
                                                            _________

                RED OAK HEREFORD FARMS, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                         (Unaudited)




                                                   1997        1996

NET SALES                                     $ 8,464,897   $13,256,570

COST OF GOODS SOLD                              8,917,106    13,790,622
                                              ____________   ___________
GROSS PROFIT (LOSS)                              (452,209)    (534,052)

OPERATING EXPENSES                                253,959      235,852
                                              ____________   ___________
LOSS FROM OPERATIONS                             (706,168)    (769,904)

OTHER EXPENSE - Interest expense                   48,674       30,751
                                              ____________   ___________
NET LOSS                                      $  (754,842)  $ (800,655)
                                              ____________   ___________
EARNINGS (LOSS) PER SHARE                           $(.07)       $(.07)
                                              ____________   ___________
WEIGHTED AVERAGE SHARES OUTSTANDING            10,974,541   10,960,000
                                              ____________   ___________




See Note to Condensed Consolidated Financial Statement

                RED OAK HEREFORD FARMS, INC.

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

         THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                         (Unaudited)





                                             1997          1996
                                         ____________  _____________
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                            $  (754,842)  $  (800,655)

     Items not requiring cash:
      Depreciation and amortization           18,570        10,585
     Changes in:
          Accounts receivable              1,170,505     1,763,714
          Inventories                       (309,400)      351,463
          Prepaid expenses                    (8,758)      (20,753)
          Accounts payable and
           accrued expenses                 (276,242)     (551,920)
          Other assets                        (2,428)
                                         ____________  _____________
       Net cash provided by
         (used in) operating activities     (162,595)      752,434
                                         ____________  _____________
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment       (2,912)      (21,965)
                                         ____________  _____________
        Net cash used in
         investing activities                 (2,912)      (21,965)
                                         ____________  _____________
CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions                                 150,000
     Proceeds from issuance of note
      payable                                125,000
     Net repayment on line of credit        (655,567)     (798,049)
     Net proceeds from stock offering
      and exercise of options                704,742
     Payments on long-term debt               (4,378)
                                         ____________  _____________
        Net cash provided by
        (used in) financing activities       169,797      (648,049)
                                         ____________  _____________
INCREASE IN CASH                               4,290        82,420

CASH, BEGINNING OF PERIOD                          0             0
                                         ____________  _____________
CASH, END OF PERIOD                        $   4,290     $  82,420
                                         ____________  _____________




See Note to Condensed Consolidated Financial Statement

        RED OAK HEREFORD FARMS, INC. AND PREDECESSOR

     NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

                       MARCH 31, 1997



  Red Oak Hereford Farms, Inc. (the Company) is a Nevada corporation (previously named Wild Wings, Inc.) that is engaged through its wholly-owned subsidiary, Red Oak Farms, Inc. (Red Oak) in the business of selling premium, branded, fresh beef to retail and food service markets and extends unsecured credit to customers predominantly located in the southwest and midwest United States.

  In February 1997, Red Oak Farms, Inc. was formed with the members of Mid-Ag, Inc., an LLC, contributing the assets and liabilities of Mid-Ag to Red Oak in exchange for all of the outstanding stock of Red Oak. On March 14, all of the outstanding stock of Red Oak was issued to the Company in exchange for 10,000,000 restricted common shares of the Company plus options to purchase an additional 3,000,000 shares of the Company. As a result of this transaction, Red Oak became a wholly-owned subsidiary of the Company. For accounting purposes, Red Oak is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by Red Oak. Prior to March 14, 1997, the Company operated a hunting club and had insignificant operations. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Red Oak Farms, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Earnings per share are calculated using the weighted average shares outstanding and as if the shares of the Company at March 15, 1997 had been outstanding for all periods presented.

  The condensed consolidated financial statements do not include all footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1996 year-end financials found in the Company's Form 8-K (File No. 033-89714) dated March 14, 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that can be expected for the full year.

  The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at March 31, 1997, and its consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996.

  The Company entered into a revised agreement on March 21, 1997, with the American Hereford Association (the "AHA") for the exclusive license and right to process, distribute and sell Certified Hereford Beef ("CHB") under the CHB Trademark. The agreement expires December 31, 2000. The agreement automatically renews for a three-year period beginning January 1 of each calendar year commencing on January 1, 2000, providing the terms of the agreement are met. The revised agreement also includes various operating standards and requirements of the Company as well as minimum royalty fees of $500,000, $725,000 and $850,000 for 1997,
1998 and 1999, respectively.

        RED OAK HEREFORD FARMS, INC. AND PREDECESSOR

     NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)
                         (Unaudited)

                       MARCH 31, 1997



 The Company plans to issue up to 1,500,000 units comprising 1,500,000 common shares and 1,500,000 common stock purchase warrants for $3.00 per unit. The common stock purchase warrants are callable at $.001 per share on 30 days notice and grant the holder the right to purchase common stock at $5.00 per share. As of March 31, 1997, 160,000 units have been sold.

  The  Company is also authorized to issue up to  $5,000,000 worth of preferred stock.

  The  Company  has  granted options to  purchase  3,000,000 shares  of stock between March 17, 1997 and March 17,  2002.
The shares are exercisable as follows:

               Shares                   Price Per Share

            1,000,000                           $  8.00
            1,000,000                            $10.00
            1,000,000                            $12.00


  The Company has three series of warrants outstanding as follows:

               Series          Shares      Price Per Share

                    A         960,000             $4.00
                    B         960,000             $4.50
                    C         960,000             $5.00


  The Company currently has allocated and issued options for 400,000 shares of the Company's common stock, exercisable at $3.00 per share, pursuant to the 1995 Stock Option Plan. Of these options, 114,430 have been exercised as of March 31, 1997.

 The Company has also adopted the 1997 Stock Option Plan and has allocated 1,000,000 shares of common stock to the Plan. To date, options for 656,000 shares of common stock of the Company, exercisable at $5.00 per share, have been granted under the 1997 Stock Option Plan, none of which have been exercised.

  At the time of the conversion of Mid-Ag to Red Oak, total liabilities exceeded total assets by $517,500. This deficit was recorded as excess of par value over contributed assets. As capital has been raised during the quarter ended March 31, 1997, the amount of capital in excess of par value was credited to this deficit account with the remaining amount being credited to additional paid-in capital.

        RED OAK HEREFORD FARMS, INC. AND PREDECESSOR

     NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)
                         (Unaudited)

                       MARCH 31, 1997




 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses and deficit cash flows since its inception as Mid-Ag due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations and has negative stockholders' equity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through raising additional capital with a private placement offering, and increase product awareness through marketing efforts to attain a positive gross profit. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.        Management's Discussion and Analysis

  The matters discussed in this Form 10-QSB contain forward-looking statements that involve risks and uncertainties including risk of changing market conditions with regard to livestock supplies and demand for products of Red Oak
Hereford Farms, Inc. (the "Company"), domestic and international regulatory risks, competitive and other risks over which the Company has little or no control.
Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.

Reorganization

  On March 14, 1997, the Company entered into a Plan of Reorganization (the "Reorganization") whereby the Company acquired all of the issued and outstanding common stock of Red Oak Farms, Inc., ("Red Oak Farms") and changed its name to Red Oak Hereford Farms, Inc., ("Red Oak"). Pursuant to the Reorganization, Red Oak Farm's shareholders received 10,000,000 shares of the Company's common stock and options to purchase an additional 3,000,000 shares of the Company's common stock. The Company, through its wholly owned subsidiary, Red Oak Farms, is in the business of identifying, certifying, processing, slaughtering and marketing Certified Hereford Beef. Red Oak Farms was originally organized in August, 1994 as Mid-Ag L.C., an Iowa limited liability company and was reorganized as Red Oak
Farms, Inc., an Iowa corporation in February 1997. Red Oak Farms has a two year operating history as Mid-Ag, L.C.

  Prior to the Reorganization, the Company was in the business of operating a hunting and sporting clays club and had no significant revenues or expenses. As of the date of the Reorganization, the Company has ceased all hunting and sporting clays business and has focused on the certified beef industry. Therefore, unless otherwise indicated, all financial information for accounting periods prior to the Reorganization set forth herein refer to the business and operations of the Company's subsidiary, Red Oak Farms, f/k/a Mid-Ag L.C.

Results of Operations

  Comparison for the three months ended March 31, 1997 and the three months ended March 31, 1996.

  The Company is under contract with the American Hereford Association and has exclusive license to market Certified Hereford Beef ("CHB"). Because the Company failed to meet its quota under its contract with the American Hereford Association (the "AHA") in 1996, the Company's exclusive license to market its products under the Certified Hereford Beef trademark became revocable. The Company subsequently renegotiated this agreement, effective March 21, 1997. The agreement imposes performance standards on the Company and requires Red Oak to process a certain number of CHB cattle per year and to pay the American Hereford Association minimum royalty fees. In order to comply with this agreement, the Company purchases only CHB from various beef producers.

  In turn, the Company then has the CHB processed and packaged for shipment to customers. To meet processing requirements the Company entered a contract with Beef America for slaughter and fabrication of CHB. Under this agreement, the Company must provide a certain number of cattle per week for Beef America processing. As of this reporting period, the Company has not met the quota required by Beef America, however, Beef America has not terminated the agreement and is willing to work with the Company as the CHB market develops. Further, should Beef America terminate the contract, numerous processing and packing plant facilities are available to the Company and should the need arise, the Company can establish a new relationship without serious consequence to production of CHB.

  At the present time, for each head of beef slaughtered, approximately 20% to 25% is sold as CHB with the remainder being sold as "commodity" beef at a lower price than the CHB. Even though a greater percentage could be sold as CHB, the market has not yet developed to support a larger portion of each head of beef being sold as CHB. As the Company broadens product mix and increases customer base, a greater percentage of each head of beef slaughtered will be sold at the premium CHB price. The Company anticipates that through its strategic marketing efforts, the customer base for CHB will increase sufficiently so that a greater percentage of the CHB processed will be sold at the premium price and the Company will meet the minimum number of cattle requirements of Beef America and the American Hereford Association.

  For the three months ended March 31, 1997, the Company continued to realize losses from operations in the amount of $754,842, compared to $800,655 in net loss for the same period in 1996. These losses as a percentage of net sales measured 8.9% in 1997 versus 6.0% in the first quarter of 1996. The Company attributes the net loss to its inability to recover all costs with only partial premium sales of CHB to total beef sales from processing operations. Total costs continued to be unrecoverable with the product mix of premium "branded" CHB sales and unprofitable "commodity", as discussed above. New customers for CHB in the first quarter of 1997 were insufficient to greatly improve product mix, generate higher average sales and improve profitability.

  Continued production at less than break-even is necessary to meet current customer needs because only a small percentage of each head of cattle is sold as CHB, while the Company continues its business development strategies to improve customer mix, premium "branded" CHB sales and profitability. Additionally, the Company is experiencing normal front end or start up overhead costs as a new business which will require time and volume to reduce to levels more standard to the industry. Further, the Company must continue to pay premiums for live cattle, its raw material source, to prevent jeopardizing long term supply of market ready, fed cattle eligible for slaughter as CHB, in spite of continued losses from operations.

   During 1997, net sales to three major customers approximated 35% of the Company's net sales. Resulting primarily from the reduction of purchases by one of the Company's major customers, sales for the first quarter of 1997 decreased 36.2%, from $13,256,570 in 1996 to $8,464,897 in 1997. The Company has since added three new CHB distributors and is in various stages of development with several potential customers.

  Reduced sales resulted in reduced inventory and production needs. As a consequence, the cost of goods sold decreased from $13,790,622 in 1996 to $8,917,106 in 1997, a decrease of 35.3% in the first quarter of 1997 as compared to the first quarter of 1996.

  During the first quarter of 1997, selling, general and administrative expense for the first quarter of 1997 was $253,959 compared to $235,852 for the same period in the 1996. This is a 7.7% increase from the first quarter of 1996 and is a result of increase in personnel, salary expense and interest expense.

  To increase market exposure, the Company entered an agreement with MediaComm Marketing International, Inc. ("MediaComm"), a financial public relations firm that specializes in the dissemination of information about publicly traded companies. Under this agreement, MediaComm will conduct an active marketing campaign, using print, radio, video and television as well as develop, design and implement an Internet World Wide Web Site for the Company.

  During the first quarter of 1997, the Company acquired three new distributors for CHB. The distributors, in turn, are focusing sales of CHB to food service customers including hotels, restaurants and catering services. The Company is also in various stages of business development with several new retail prospects and the Company anticipates that a number of retail customers will participate in the CHB program.

  In  the  third  and fourth quarters of 1996,  the  Company initiated sales of CHB to Korea. During the first quarter of 1997, the Company realized $55,013 in sales to Korea and a significant increase in the second quarter. Because no Korean sales were made in the first quarter of 1996, there is no similar comparison for the period ended March 31, 1996. The Company is also actively pursuing CHB export opportunities in China and Japan.

Liquidity and Capital Resources

 As of March 31, 1997, the Company had $4,290 cash on hand.

 On March 27, 1997, the Company commenced a private offering relying upon Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The offering is for 1,500,000 Units ($4,500,000 value) consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. The Units are offered at $3.00 per Unit. As of March 31, 1997, the Company has raised gross proceeds of approximately $480,000 from the private offering. The Company anticipates additional sales from the private offering before year end.

 For the period ending March 31, 1997, 114,430 stock options issued pursuant to the Company's 1995 Stock Option Plan were exercised at a price of $3.00 per share and the Company recognized $343,290 in gross proceeds. There are 285,570 stock options issued pursuant to the 1995 Stock Option outstanding and the Company believes some of these options will be exercised before year end.

 Prior to 1997, the Company received a long term loan in the amount of $491,000 from the Iowa Department of Economic Development and is currently paying interest and principal of approximately $15,000 on a quarterly basis. The final payment is due July 15, 2015.

  The Company also has an outstanding installment note with MoorMan's, Inc., a feed supplier. Under the terms of this agreement, the Company is required, among other things, to purchase cattle exclusively from feedlots which have fed to such cattle, MoorMan's products for a minimum period of 100 days. The loan amount of $1,000,000 is due October 2001 with interest only payable monthly at approximately $8,000 per month.

  In conjunction with the American Hereford Association, the Company pays a royalty fee of $5.00 for each head of CHB processed. The Company is obligated to pay a minimum of $500,000 in royalty fees to the American Hereford Association. Should the Company fail to meet the minimum requirement by year end, the Company is required to pay a lump sum to meet the remainder of the $500,000 obligation. Currently, the Company pays the royalty fee as each head is processed and does not anticipate problems in meeting the minimum requirement.

  As  of March 31, 1997, the Company also had a note payable to  Cimarron Properties, a related party, in the  amount  of
$125,000.   Subsequent  to  the date  of  this  report,  the
Company paid this obligation in April 1997.

  The Company has a revolving line of credit that provides for borrowings up to $4 million. This line of credit bears a floating rate of interest equal to 2% above the lender's prime rate of interest (10.50% as of March 31, 1997). The Company pays the lender a fee of .25% of the unused credit line, payable quarterly. This line of credit expires June 30, 1997. The Company will renegotiate the revolving line of credit at expiration and does not anticipate any problems re-establishing the line of credit.

  Cash flows from financing activities increased from usage of ($648,049) in the first quarter of 1996 to cash provided of $169,797 in the first quarter of 1997. The majority of the increase is due to stock purchases from the private offering and exercise of stock options.

  Cash used for investing activities reduced from ($21,965) during the first quarter of 1996 to ($2,912) in the first quarter of 1997. During the first quarter of 1997, the Company made no major purchases of equipment and made no capital improvements, while during the first quarter of 1996, the Company completed furnishing its office space with furniture, computing system and telephone system.

  The Company believes that through its marketing strategy and customer acquisition plan it will recognize a growth in the customer base, increased CHB sales and a broader CHB product mix. With increased sales of CHB, along with proceeds from the private offering and the availability of credit, the Company believes there will be adequate funds to meet the Company's obligations.

Capital Expenditures

  The Company has no commitments for any significant capital expenditures in the immediate future.

Inflation

   The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

                  PART II_OTHER INFORMATION

Item 1.   Legal Proceedings

   From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, the Company is not a party to any litigation.

Item 2.   Changes in Securities

   In reliance upon Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder, the Company offered 1,500,000 Units of which 160,000 Units at $3.00 per Unit were sold during the period ended March 31, 1997. Each Unit consisted of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. This offering was made exclusively to persons who met the suitability standards established by the Company. The Company engaged the services of Clark Burns to act as its finder for this private offering. Under the Finder's Agreement, Mr. Burns may receive a fee equal to 5% of the purchase price of the securities sold for those transactions in which he was the finder.

Item 4.   Submission  of  Matters  to  a  Vote  of  Security
          Holders

   On March 14, 1997, a special meeting of the Company's shareholders was held to (a) approve the Reorganization, (b) approve the change of the Company's name, (c) elect directors to serve until the Company's next annual meeting of shareholders, (d) approve the sale of all of the Company's assets to Wild Wings Hunting & Sporting Clays Club, Inc., and (e) approve the adoption of the Company's 1997 Stock Option Plan. The following table sets forth the voting results as to each of these matters and each nominee for office.

                                                Number of       Number of
                                 Votes For   Votes Against   Abstentions
    Matter                        Number of     Number of      and Broker
                                              or Withheld      Non-Votes
Approval of Reorganization        12,415,500      0               0
Approval of Change
  of Company's Name               12,415,500      0               0
Election of Directors
   Gordon Reisinger               12,415,500      0               0
   John Derner                    12,415,500      0               0
   Charles Kolbe                  12,415,500      0               0
   Leo M. DeSpain                 12,415,500      0               0
Approval of Sale of
  Assets of Company               12,415,500      0               0
Approval of 1997
  Stock Option Plan               12,415,500      0               0

   Subsequent to period ending March 31, 1997, the Company held its annual meeting of shareholders on April 25, 1997 for the purpose of electing directors to serve until the next annual meeting of shareholders. The following table sets forth the voting results as to each nominee for office.

                Nominee        Number of   Number of  Number of
                               Votes For     Votes    Abstentio
                                            Against     ns and
                                              or        Broker
                                           Withheld   Non-Votes
         Gordon Reisinger      10,199,600      0          0
         John Derner           10,199,600      0          0
         Gene Wiese            10,199,600      0          0
         Charles Kolbe         10,199,600      0          0
         Jimmy Powell          10,199,600      0          0
         Leo M. DeSpain        10,199,600      0          0
         Mike Roller           10,199,600      0          0

Item 5.   Other Information.

   Pursuant to the approval of the shareholders referred to in Item 4 hereof, the name of the Company was changed to "Red Oak Hereford Farms, Inc." on March 17, 1997. The Company then changed its NASD OTC Bulletin Board trading symbol from "WILG" to "HERF".

Item 6.   Exhibits and Reports on Form 8-K

   (a) The following exhibits or financial statement schedules are filed as part of this report (exhibits identified in parentheses below, on file with the United States Securities and Exchange Commission, are incorporated herein by reference as exhibits hereto).

        Exhibit No.         Description


         2.01   Agreement  and  Plan of  Reorganization,
                dated  as  of  March 14,  1997,  by  and
                between  Wild Wings, Inc.  and  Red  Oak
                Farms,  Inc.  (Exhibit  2.1  to  Current
                Report  under Form 8-K, dated March  14,
                1997, File No.  033-89714)
         3.01   Certificate   of  Amended  Articles   of
                Incorporation  filed  with  the   Nevada
                Secretary  of  State on March  17,  1997
                (Exhibit  28.1 to Current  Report  under
                Form 8-K, dated March 14, 1997, File No.
                033-89714)
        10.01   Business Sale Agreement, dated March 14,
                1997,  by and between Wild Wings Hunting
                and  Sporting Clays Club, Inc. and  Wild
                Wings,  Inc.  (Exhibit  2.2  to  Current
                Report  under Form 8-K, dated March  14,
                1997, File No.  033-89714)
        10.02   Agreement, dated March 21, 1997, by  and
                between the Red Oak Hereford Farms, Inc.
                and American Hereford Association
        10.03   Custom    Slaughter   and    Fabrication
                Agreement, dated February 19,  1997,  by
                and  between  Beef America and  Red  Oak
                Hereford   Farms,  Inc.,  and  Amendment
                thereto, dated April 9, 1997
        10.04   Client  Service Agreement,  dated  March
                11,   1997,  by  and  between  MediaComm
                Marketing  International  and  Red   Oak
                Hereford Farms, Inc.

        10.05   Commercial Lease, dated April  1,  1997,
                by   and   between  Gordon  and  Barbara
                Reisinger  and  Red Oak Hereford  Farms,
                Inc.
        27.01   Financial Data Schedule
        99.01   1997 Stock Option Plan
        99.02   Certificate  of  Articles  of   Exchange
                filed with the Nevada Secretary of State on March 17, 1997 (Exhibit 28.2 to
                Current  Report  under Form  8-K,  dated
                March 14, 1997, File No.  033-89714).


  (b)     The Company filed the following reports on Form 8-
K during the first quarter of 1997:

                (1)  Current Report on Form 8-K, dated March
          4, 1997, reporting change of control of Company.

                (2)  Current Report on Form 8-K, dated March
          14, 1997, reporting (A) changes of control of Company, (B) acquisition and disposition of assets, (C) changes in Company's certifying accountant, (D) change of Company's trading symbol on the NASD OTC Bulletin Board and (E) audited financial statements of the Company for the fiscal years ended December 31, 1996 and 1995.

                         SIGNATURES

   Pursuant  to the requirements of the Securities  Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 20, 1997

RED OAK HEREFORD FARMS, INC.



By: /S/Gordon Reisinger
   ________________________________________
   Gordon Reisinger, President



By: /S/Gordon Reisinger
   ________________________________________
   Gordon Reisinger, Chief AccountingOfficer