Form 10QSB
period 1997-06-30
RED OAK HEREFORD FARMS INC
filed 1997-08-15
CIK 939728

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

                         FORM 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1997

                             OR

        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

  For The Transition Period From ____________ to __________

               Commission File Number 33-89714

                RED OAK HEREFORD FARMS, INC.
(Exact name of small business issuer as specified in its charter)

     NEVADA                                  84-1120614
(State or other jurisdiction       (IRSEmployer Identification No.)
of incorporation or organization)

          2010 Commerce Drive, Red Oak, Iowa  51566
          (Address of principal executive offices)

                       (712) 623-9224
                 (Issuer's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  x        No

At June 30, 1997, there were 13,398,726 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):
Yes        No  x

INDEX

                                                   Page No.


PART I_FINANCIAL INFORMATION

Item 1.   Financial Statements                       F-1
Item 2.   Management's Discussion and Analysis       3


PART II_OTHER INFORMATION

Item 1.   Legal Proceedings                          8
Item 2.   Changes in Securities                      8
Item 3    Defaults Upon Senior Securities            8
Item 4.   Submission of Matters to a Vote
            of Security Holders                      8
Item 5.   Other Information                          8
Item 6.   Exhibits and Reports on Form 8-K           9

               PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See pages F-1 to F-7 attached.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          STATEMENTS

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

GENERAL

Midland Acquisition. The Company acquired Midland Cattle Company, Inc., ("Midland") as a wholly owned subsidiary of the Company, on May 19, 1997 as reported in the Form 8-K, Current Report, dated May 19, 1997. The following discussion regarding the results of operations include the results of operations for Midland for the periods indicated. Midland is engaged in buying and selling feeder cattle in wholesale markets. Midland brings a wide customer base to the Company and management believes costs of on-going acquisitions of CHB will be mitigated as consistently strong relationships are developed between Midland and CHB producers and feeders.

Beef America Contract. As of this reporting period, Red Oak has not met the quota specified in its contract with Beef America and is technically in default of the agreement. However, Beef America has not terminated the agreement and is willing to work with the company as the CHB market develops. Further, should Beef America terminate the contract, numerous processing and packing plant facilities are available to Red Oak and should the need arise, the company can establish a new relationship without serious consequence to production of CHB.

MediaComm Marketing / Gemsbok Programming Inc. Subsequent to the quarter ended June 30, 1997, the agreement between Red Oak Hereford Farms, Inc. and MediaComm Marketing expired July 1997. To continue to increase market exposure, the Company entered into a new agreement in July 1997, with Gemsbok Programming, Inc., ("Gemsbok") for financial public relations services. Gemsbok will perform services for a term of three months at which time the agreement then transfers into a month-to-month term, unless terminated by either party. The Company will submit $2,000 as a retainer and will be obligated for expenses and fees for various financial public relations services. Gemsbok will maintain the Company's website (www.redoakfarms.com) and service investor requests at the Company's 800 number.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had a consolidated cash balance of $55,000.

On March 27, 1997, the Company commenced a private offering relying upon Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. As of June 30, 1997, the Company has raised gross proceeds of approximately $3,115,000 from the private offering. The Company is investigating filing a registration statement with the Securities and Exchange Commission to register currently issued and outstanding warrants and the common shares underlying those warrants.

For the period ending June 30, 1997, of the 400,000 shares allocated and granted pursuant to the Company's 1995 Stock Option Plan, options for 199,930 shares been exercised at a price of $3.00 per share and the Company recognized $599,790 in gross proceeds. Options for 200,070 shares remain granted but unexercised and the Company believes these options will be exercised before year-end. Pursuant to the 1997 Stock Option Plan, options for 681,500 shares have been granted to date. As of June 30, 1997, none of the options granted pursuant to the 1997 Stock Option Plan have been exercised.

Cash flows for the Company from financing activities increased from providing $1,375,978 in the first six months of 1996 to cash provided of $3,510,039 in the first six months of 1997. The majority of the increase is due to stock sales from the private offering and exercise of stock options.

Cash used by investing activities changed from $(39,553) in usage during the first six months of 1996 to $48,029 provided in the first six months of 1997. During the first six months of 1997, the Company made no major purchases of equipment and made no capital improvements, while during the first six months of 1996, the Company completed furnishing its office space with furniture, a computing system and a telephone system.

AHA Contract. Red Oak Farms is under contract with the American Hereford Association and has exclusive license to market Certified Hereford Beef ("CHB"). As of the reporting date the Company has not met the pro-rata volume commitment necessary for the royalty liability; however, the Company has accrued an amount representative of the pro-rata liability as of the reporting date. The 1997 obligation is for $500,000. The Company believes that sufficient funds will be available to meet this obligation from proceeds of stock sales and product sales revenue.

IDED Loan. Red Oak Farms, Inc. is current on its long term loan obligation with the Iowa Department of Economic Development (IDED) and as of June 30, 1997, the principal balance remaining on this loan was approximately $487,000. Management believes that proceeds from capital raising activities and product sales revenue will be adequate to continue meeting this obligation.

Moormans  Loan.   Red Oak Farms, Inc. is in  technical  non-
compliance   on  its  loan  agreement  with  Moormans,   the

Company's feed supplier, which gives Moormans the right to call the loan. However, Moormans has given no indication of any intention to call this obligation. The loan amount of $1,000,000 is due October 2001 with interest only payable monthly at approximately $9,000 per month. The Company is currently meeting the payment obligations from proceeds of capital raising activities and believes additional stock sales and revenue from product sales will be sufficient to satisfy this obligation.

Revolving  Lines  of  Credit.   The  Company,  through   its
subsidiaries, has revolving lines of credit that provide for borrowings up to $4 million for Red Oak Farms and $2.5 million for Midland. These lines bear a floating rate of interest equal to 2% and 1.5%, respectively, above the lender's prime rate of interest (10.50% and 10.00% as of June 30, 1997). The subsidiaries pay the lender a fee of
 .25%  of the unused credit lines, payable quarterly.   These
lines of credit expire June 30, 1997. As of June 30, 1997, the Company is in the process of renegotiating these agreements and does not anticipate any problems securing revolving lines of credit on similar terms as in the past.

Capital  Expenditures.  The Company has no  commitments  for
any   significant  capital  expenditures  in  the  immediate
future.

Inflation. The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

The Company believes that, along with the acquisition of Midland, through its marketing strategy and customer acquisition plan it will recognize a growth in the retail account base, increased CHB sales and a broader CHB product mix. With increased sales of CHB, along with proceeds from the private offering and the availability of credit, the Company believes there will be adequate funds to meet the Company's obligations.

RESULTS OF OPERATIONS

Comparison for the three months ended June 30, 1997 and the three months ended June 30, 1996 and comparison for the six months ended June 30, 1997 and the six months ended June 30, 1996.

Red Oak Farms

For the six months ended June 30, 1997, Red Oak Farms realized net losses in the amount of $1,851,797, compared to $1,636,005 in net loss for the same period in 1996. These losses as a percentage of net sales measured 3.7% in 1997 versus 3.6% in the first six months of 1996. For the three months ended June 30, 1997, the Company realized $1,156,357 of losses. This represents 5.1% of net sales for the period. For the same period in 1996, the Company incurred losses of $598,601, an amount representing 3.2% of sales. Management attributes the net loss to the current product mix, in which bulk beef sales continues to be the dominant revenue source. During the second quarter, however, the company made some advances in the retail sector for premium CHB by adding 5 new retail customers which represents 28 new retail stores, with a total store base at quarter end of 35.

While adding new retail accounts in the second quarter 1997 improved the product mix, generated higher average sales and slightly improved margins, additional retail growth must be attained to reach profitability. Red Oak Farms is in various stages of business development with numerous new retail prospects and it is anticipated that several of these potential buyers will participate in the CHB program.

During the first six months of 1997, Red Oak Farms sales to eight major customers approximated 40% of Red Oak Farm's net sales. Sales for the first six months of 1997 decreased 34.8%, from $25,309,097 in 1996 to $16,511,147 in 1997, which resulted from a combination of market factors and the loss of a large customer in January 1997. With the addition of 28 new retail stores over the second quarter, Red Oak Farms has significantly reduced its risk of dependency on one or two large customers.

For Red Oak Farms, the decline in sales resulted in reduced inventory and production needs. As a consequence, the cost of goods sold decreased from $26,128,774 in 1996 to $17,625,318 in 1997, a decrease of 32.5% in the first six months of 1997 as compared to the first six months of 1996.

Selling, general and administrative expense at Red Oak Farms for the first six months of 1997 was $671,640 compared to $455,776 for the same period in 1996. This is a 47.4% increase from the first six months of 1996 and is a result of increase in personnel and personnel related expenses.

During the first six months of 1997, Red Oak Farms realized $502,970 in sales to Korea, with an increase in the second quarter. There were no Korean sales were made in the first six months of 1996. The Company is also continuing to pursue CHB export opportunities in China and Japan.

Midland Cattle Company

For the six months ended June 30, 1997, Midland Cattle Company ("Midland") had net income in the amount of $17,497, compared to $301,977 in net loss for the same period in 1996. Income as a percentage of sales measured less than 1%. The loss in 1996 represented 1.5% of total sales for the six month period. For the three months ended June 30,1997, Midland recognized a loss of $41,905, an amount equal to less than 1% of total sales for the period. For the same three month period in 1996, Midland recognized a loss of $65,228, an amount equal to less than 1% of total sales for the period. Management attributes the improvement in 1997 to increases in volume due to better availability of cattle. Midland anticipates volume to continue to expand as the CHB program continues to grow.

Midland has seen revenue growth for the first six months of 1997. For the six months ended June 30, 1997, Midland had net sales of $33,462,511 versus $20,250,662 for the same period in 1996. This represents an increase of 65.2% from 1996 to 1997. Midland has a wide customer base that is continually expanding through networking and marketing efforts in anticipation of the continued growth of the CHB program.

For Midland, as a result of the increase in sales, cost of goods sold for the first six months of 1997 increased to $32,737,964 versus cost of goods sold for the first six months of 1996 of $19,944,530. This represents an increase of 64.1% between the two periods.

Selling, general and administrative expenses at Midland for the first six months of 1997 was $619,514 compared to $528,525 for the same period in 1996. This represents a 17.2% increase from the first six months of 1996 and is a result of the increase in sales volume for 1997.

                  PART II_OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

In reliance upon Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder, the Company offered 1,500,000 Units of which 160,000 Units were sold during the first quarter and 540,334 Units were sold during the quarter ended June 30, 1997. Each Unit consisted of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. This offering was made exclusively to persons who met the suitability standards established by the Company. The Company had engaged the services of Clark Burns to act as its finder for this private offering. Mr. Burns agreement was terminated in June 1997. Under the Finder's Agreement, Mr. Burns received a fee equal to 5% of the purchase price of the securities sold for those transactions in which he was the finder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

On April 25, 1997, the Company held an annual meeting for the purpose of electing directors to serve until the next annual meeting. The detailed information regarding the shareholder vote is incorporated herein by reference to the Company's Form 10-QSB for the period ended March 31, 1997, filed with the Commission.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this report.

Exhibit No.  SEC Reference       Title                  Location

   10             10             Gemsbok Agreement      Attached

   22             22             Published report       *Incorporated
                                 regarding matters      by reference
                                 submitted to vote
                                 of security holders

   27             27             Financial Data         Attached
                                 Schedule

*Incorporated by reference to the Company's Form 10-QSB for the period ended March 31, 1997 as filed with the Commission, SEC file number 33-89714.

(b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the second quarter of 1997:

     (1) Current Report on Form 8-K , dated May 19, 1997, reporting Midland acquisition.

     (2)  Current Report on Form 8-K/A, dated July 25,
          1997, amending the May 19, 1997 8-K report to include financial statements from Midland and pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RED OAK HEREFORD FARMS, INC.




August 13, 1997             By:_______________________________
                                   Gordon Reisinger,President




August 13, 1997             By:_______________________________
                                   Ellen DeWitt, Chief
                                   Financial Officer
                                   & Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               RED OAK HEREFORD FARMS, INC.




August 13, 1997               By: /s/Gordon Reisinger
                                 _______________________________
                                     Gordon Reisinger, President




August 13, 1997               By: /s/Ellen DeWitt
                                  ______________________________
                                   Ellen DeWitt, Chief
                                   Financial Officer
                                   & Treasurer

               PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                RED OAK HEREFORD FARMS, INC.

            CONDENSED CONSOLIDATED BALANCE SHEET

                        June 30, 1997
                         (Unaudited)

                           ASSETS

CURRENT ASSETS
     Cash and cash equivalents                   $     55,000
     Accounts receivable                            4,316,810
     Inventory                                      1,297,639
     Prepaid expenses                                 204,281
                                                   ___________
          Total Current Assets                      5,873,730

PROPERTY AND EQUIPMENT, At cost
     Building & Leasehold improvements                281,844
     Vehicles & Equipment                             188,914
                                                   ___________
                                                      470,758

     Less: Accumulated depreciation                  (189,132)
                                                   ___________
                                                      281,626

OTHER ASSETS                                           56,003

                                                   ___________


TOTAL ASSETS                                    $   6,211,359
                                                   ___________


See Note to Condensed Consolidated Financial Statement

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                            $    755,450
     Accrued expenses                                 238,133
     Note payable - Bank                            1,276,701
     Current maturities of long-term debt           1,018,816
                                                   ___________
          Total Current Liabilities                 3,289,100

LONG-TERM DEBT                                        468,047

DEFERRED PAYABLE                                    1,000,000

DEFERRED INCOME                                       300,000
                                                   ___________

TOTAL LIABILITIES                                   5,057,147
                                                   ___________
STOCKHOLDERS' EQUITY
     Common stock, $.001 par value;
       authorized 50,000,000 shares,
       issued and outstanding 13,389,726 shares        13,398
     Common stock subscribed, 338,000 shares              338
     Additional paid-in capital                     2,544,279
     Retained earnings (deficit)                   (1,403,803)
                                                   ___________
TOTAL STOCKHOLDERS' EQUITY                          1,154,212
                                                   ___________

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $   6,211,359
                                                   ___________


See Note to Condensed Consolidated Financial Statement

                RED OAK HEREFORD FARMS, INC.
       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
  Six months and three months ended June 30, 1997 and 1996
                         (Unaudited)

                   Three Months Ended June 30   Six Months Ended June 30
                       1997           1996          1997          1996
                       _____          _____         _____         _____

Net Sales          $ 22,579,192  $ 18,975,412  $ 49,973,658 $ 45,559,759

Cost of Goods Sold   22,928,217    19,059,117    50,363,282   46,073,303
                    ___________    __________    __________   ___________

Gross Profit (Loss)   (349,025)       (83,705)     (389,624)    (513,544)

Operating Expenses     774,485        427,040     1,287,017      938,073
                    ___________    __________    __________   ___________
Loss from
  Operations        (1,123,510)      (510,745)   (1,676,641)  (1,451,617)

Other Income
 (Expense)
 Interest Income                                      3,668
 Interest Expense      (32,847)       (87,856)     (178,824)    (184,388)

Net Loss            (1,156,357)      (598,601)   (1,851,797)  (1,636,005)
                    ___________    __________    __________   ___________
Earnings (Loss)
  Per Share         $    (0.09)     $   (0.05)   $    (0.14)  $    (0.13)
                    ___________    __________    __________   ___________
Weighted Average Shares
 Outstanding        13,153,566     12,498,462    12,835,900   12,498,462
                    ___________    __________    __________   ___________



See Notes to Condensed Consolidated Financial Statement

                RED OAK HEREFORD FARMS, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                         (Unaudited)

                                           1997            1996
                                           _____          _____
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                         $ (1,851,797) $  (1,636,005)
     Items not requiring cash:
       Depreciation and amortization        41,517         20,601
     Changes in:
       Accounts receivable                 176,794       (945,369)
       Inventories                        (241,030)      (464,474)
       Prepaid expenses                   (127,413)       (29,360)
       Accounts payable and accrued
        expenses                            46,102      1,337,851
       Other assets                         (1,380)         5,653
       Checks outstanding in excess
        of bank balance                 (1,545,861)     1,767,689
                                        ____________   ____________
     Net cash provided by (used in)
      operating activities              (3,503,068)        56,586
                                        ____________   ____________
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and
      equipment                            (11,798)       (39,553)
     Proceeds on sale of equipment          59,827
                                        ____________   ____________
    Net cash used in investing
      activities                            48,029        (39,553)
                                        ____________   ____________

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of note
      payable                              125,000        778,500
     Net borrowings on line of credit      430,483        659,299
     Payments on long-term debt           (133,847)
     Proceeds from issuance of
      common stock                       2,700,792
     Proceeds from subscription
      of common stock                    1,014,000
     Payment of stock
      issuance costs                      (534,930)
     Purchase of treasury stock            (31,000)
     Distributions paid                    (60,459)       (61,821)
                                        ____________   ____________

   Net cash provided by (used in)
     financing activities                3,510,039      1,375,978
                                        ____________   ____________
INCREASE IN CASH                            55,000      1,404,970

CASH, BEGINNING OF PERIOD                        0      1,143,666
                                        ____________   ____________

CASH, END OF PERIOD                      $  55,000   $  2,536,677
                                        ____________   ____________

        RED OAK HEREFORD FARMS, INC. AND PREDECESSOR

     NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         (Unaudited)

                        JUNE 30, 1997

Red Oak Hereford Farms, Inc. (the Company) is a Nevada corporation (previously named Wild Wings, Inc.) that is engaged in the business of selling premium, branded, fresh beef to retail and food service markets, through its wholly-owned subsidiary, Red Oak Farms, Inc. (Red Oak), an Iowa corporation, and is engaged in buying and selling feeder cattle in the wholesale markets through its wholly owned subsidiary, Midland Cattle Company, Inc. (Midland). The Company extends unsecured credit to customers predominantly located in the Southwest and Midwest United States.

In February 1997, Red Oak Farms, Inc. was formed with the members of Mid-Ag, Inc., an LLC, contributing the assets and liabilities of Mid-Ag to Red Oak in exchange for all of the outstanding stock of Red Oak. On March 14, 1997, all of the outstanding stock of Red Oak was issued to the Company in exchange for 10,000,000 restricted common shares of the Company plus options to purchase an additional 3,000,000 shares of the Company. As a result of this transaction, Red Oak became a wholly owned subsidiary of the Company. For accounting purposes, Red Oak is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by Red Oak. Prior to March 14, 1997, the Company operated a hunting club and had insignificant operations.

On May 19, 1997 the Company acquired Midland in a stock for stock transaction. In exchange for all of the outstanding stock of Midland the Company issued 1,538,462 restricted shares of the Company to the former shareholders of Midland. Additionally, a deferred payment of $1,000,000 is due and payable to the former Midland shareholders. The payment will be made at the rate of 25% of Midland's profits until the $1,000,000 is reached. As a result of this transaction Midland became a wholly owned subsidiary of the Company. For accounting purposes, the Company and Midland were deemed to be under common control and, therefore, the transaction is being accounted for in a manner similar to pooling of interest, whereby assets and liabilities are reported at historical values.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Red Oak Farms, Inc. and Midland Cattle Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Earnings per share are calculated using the weighted average shares outstanding and as if the shares of the Company at June 30, 1997 had been outstanding for all periods presented.

The condensed consolidated financial statements do not include all footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1996 year-end financials found in the Company's Form 8-K (File No. 033-89714), dated March 14, 1997 and the Company's Form 8-K dated May 19, 1997 and Form 8-K/A dated July 25, 1997 (amending the May 19, 1997 8-K report to include financial statements from Midland and pro forma financial information). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at June 30, 1997, and its consolidated results of operations and cash flows for the interim periods shown. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

The Company entered into a revised agreement on March 21, 1997, with the American Hereford Association (the "AHA") for the exclusive license and right to process, distribute and sell Certified Hereford Beef ("CHB") under the CHB Trademark. The agreement expires December 31, 1999. The agreement automatically renews for a three-year period beginning January 1 of each calendar year commencing on January 1, 2000, provided the terms of the agreement are met. The revised agreement also includes various operating standards and requirements of the Company as well as minimum royalty fees of $500,000, $725,000 and $850,000 for 1997,
1998 and 1999, respectively. As of the reporting date the Company has not met the pro-rata volume commitment necessary for the royalty liability; however, the Company has accrued an amount representative of the pro-rata liability as of the reporting date.

Beginning in March 1997, the Company began a private placement to issue up to 1,500,000 units comprising 1,500,000 common shares and 1,500,000 common stock purchase warrants for $3.00 per unit. The common stock purchase warrants are callable at $.001 per share on 30 days notice and grant the holder the right to purchase common stock at $5.00 per share. As of June 30, 1997, 700,334 units have been sold and 338,000 subscribed.

The  Company  is also authorized to issue up  to  $5,000,000 worth of preferred stock.

The Company has granted options to purchase 3,000,000 shares
of  stock  between March 17, 1997 and March 17,  2002.   The
shares  are exercisable by the former shareholders  of  Wild
Wings as follows:

           #  of Shares          Exercise Price Per Share
          _____________          ________________________
          1,000,000                       $ 8.00
          1,000,000                       $10.00
          1,000,000                       $12.00

In   addition  to  the  warrants  issued  with  the  private
placement,   the  Company  has  three  series  of   warrants
outstanding as follows:

  Series       # of Shares         Exercise Price Per Share
  ______       ___________         ________________________
     A           960,000                   $4.00
     B           960,000                   $4.50
     C           960,000                   $5.00

These warrants are not exercisable until a registration statement is filed with the Securities and Exchange
Commission and in effect for the stock underlying the warrants. The warrants may be exercised for a period of two years after the date of the registration statement.

The Company currently has allocated and issued options for 400,000 shares of the Company's common stock, exercisable at $3.00 per share, pursuant to the 1995 Stock Option Plan. Of these options, 199,930 have been exercised as of June 30, 1997.

The Company has also adopted the 1997 Stock Option Plan and has allocated 1,000,000 shares of common stock to the Plan. To date, options for 681,500 shares of common stock of the Company, exercisable at $5.00 per share, have been granted under the 1997 Stock Option Plan, none of which have been exercised.

At the time of the conversion of Mid-Ag to Red Oak, total liabilities exceeded total assets by $517,500. This deficit was recorded as excess of par value over contributed assets. As capital has been raised during the six months ended June 30, 1997, the amount of capital in excess of par value was credited to this deficit account with the remaining amount being credited to additional paid-in capital.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses and deficit cash flows since its inception as Mid-Ag due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through the re-negotiation of loan agreements, completion of the private placement offering, and increase product awareness through marketing efforts to attain a positive gross profit. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.