Form 10QSB
period 1997-09-30
RED OAK HEREFORD FARMS INC
filed 1997-11-14
CIK 939728

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC  20549

                             FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1997

                                  OR

             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

      For The Transition Period From ____________ to __________

                   Commission File Number 33-89714

                     RED OAK HEREFORD FARMS, INC.
  (Exact name of small business issuer as specified in its charter)

     NEVADA                                  84-1120614
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

              2010 COMMERCE DRIVE, RED OAK, IOWA  51566
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

             Yes __X__   No _____

At September 30, 1997, there were 14,396,583 shares of common stock of the registrant outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____  No __X__

INDEX

                                             Page No.


PART I--FINANCIAL INFORMATION
Item 1.	  Financial Statements                                   F-1
Item 2.   Management's Discussion and Analysis                   3

PART II--OTHER INFORMATION
Item 1.   Legal Proceedings                                      9
Item 2.   Changes in Securities                                  9
Item 3    Defaults Upon Senior Securities                        9
Item 4.   Submission of Matters to a Vote of Security Holders    9
Item 5.   Other Information                                      9
Item 6.   Exhibits and Reports on Form 8-K                       9

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

GENERAL

Red Oak Hereford Farms, Inc. operates through its two subsidiaries, Red Oak Farms and Midland Cattle Company.

The Company was honored by receiving two prestigious American Tasting Institute awards. In blind taste tests, the Company's Certified Hereford Beef ("CHB") was awarded "The Best Restaurant Beef in America" and "The Best Supermarket Beef in America". The Company believes that this recognition helps to bring CHB to the attention of both restaurant buyers and consumers. Currently, there are over 50 nationally known restaurants that serve CHB and the Company has significantly increased its premium supermarket store customers from 20 as of June 30, 1997 to 51 as of September 30, 1997. A sampling of the Company's supermarket and restaurant clientele includes:

     Red Apple Supermarkets in Washington
     Sutton Place Gourmet in New York, Connecticut and Washington, DC Treasure Island Foods of Chicago
     Steele's Markets in Colorado
     Miler's Markets in Indiana
     Sunshine Foods in South Dakota

     The New York Hilton
     The Riviera in Las Vegas
     The Hilton Sante Fe
     The Fort in Denver
     Veladi Ranch Steakhouses in Houston, Oklahoma City, Tulsa, Dallas and
        San Antonio

PERSONNEL. Subsequent to the date of this report the Company experienced a turnover of key personnel. In mid-October, 1997, Mike Roller, the Company's Chief Executive Officer, Ellen DeWitt, Red Oak Farm's Chief Financial Officer, and Brian Dolphin, Midland Cattle Company's Chief Financial Officer left the Company. The Company is actively seeking qualified people to fill these positions.

GEMSBOK PROGRAMMING INC. Gemsbok Programming, Inc., ("Gemsbok") provides the Company's financial public relations services. Gemsbok maintains the Company's website (www.redoakfarms.com) and service investor requests at the Company's 800 number.

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

IDED LOAN. Red Oak Farms, Inc. is current on its long term loan obligation with the Iowa Department of Economic Development (IDED) and as of September 30, 1997, the principal balance remaining on this loan was approximately $482,302. Management believes that proceeds from capital raising activities and product sales revenue will be adequate to continue meeting this obligation.

MOORMANS LOAN. Red Oak Farms, Inc. is in technical non-compliance on certain non-financial conditions on its loan agreement with Moormans, the Company's feed supplier, which gives Moormans the right to call the loan. However, Moormans has given no indication of any intention to call this obligation. The loan amount of $1,000,000 is due October 2001 with interest only payable monthly at approximately $9,000 per month. The Company is currently meeting the payment obligations from proceeds of capital raising activities and believes additional stock sales and revenue from product sales will be sufficient to satisfy this obligation.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had a consolidated cash and cash equivalents balance of $753,467 and net working capital of $3,445,509.

On March 27, 1997, the Company commenced a private offering relying upon
Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. As of September 30, 1997, the Company has raised gross proceeds of approximately $4,500,000 from the private offering. Subsequent to this reporting period, the Company closed the private offering on October 17, 1997.

Also subsequent to this reporting period, the Company commenced a second private placement on October 28, 1997. The private placement is for 840,000 Units at $4.00 per Unit. Each Unit consists of one share of common stock of the Company and a Warrant to purchase one share of common stock of the Company at $7.00 per share.

For the period ending September 30, 1997, all of the 400,000 shares allocated and granted pursuant to the Company's 1995 Stock Option Plan have been exercised at a price of $3.00 per share and the Company recognized $1,200,000
in gross proceeds.   Pursuant to the 1997 Stock Option Plan, options for
394,000 shares have been granted to date. As of September 30, 1997, none of the options granted pursuant to the 1997 Stock Option Plan have been exercised.

Cash flows for the Company from financing activities decreased from providing $6,426,457 in the first nine months of 1996 to cash provided of $3,892,984 in the first nine months of 1997. The majority of the decrease is due to a decrease of borrowings by the Company which is partially offset by stock sales from the private offering and exercise of stock options.

Cash used by investing activities changed from $46,266 in usage during the first nine months of 1996 to $33,989 provided in the first nine months of 1997. During the first nine months of 1997, the Company made no major purchases of equipment and made no capital improvements, while during the first nine months of 1996, the Company completed furnishing its office space with furniture, a computing system and a telephone system. Because of the Company's growth, the Company is currently expanding its office space which is scheduled for completion in November, 1997.

REVOLVING LINES OF CREDIT. The Company, through its subsidiaries, has revolving lines of credit that provide for borrowings up to $1.5 million for Red Oak Farms and $2.5 million for Midland. These lines bear a floating rate of interest equal to 2% and 1.5%, respectively, above the lender's prime rate of interest (10.50% and 10.00% as of September 30, 1997). The Company is in technical non-compliance with non-financial terms of the lines of credit. The subsidiaries pay the lender a fee of .25% of the unused credit lines, payable quarterly. The lines of credit are due to expire on January 31, 1998.

CAPITAL EXPENDITURES. The Company has no commitments for any significant capital expenditures in the immediate future. However, should the Company be successful in raising sufficient funds in the current private placement, the Company will actively seek to lease or purchase a packaging facility.

INFLATION. The Company does not believe that inflation has had a material effect on its results of operations. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

The Company believes that through its marketing strategy and customer acquisition plan it will recognize a growth in the retail account base, increased CHB sales and a broader CHB product mix. With increased sales of CHB, along with proceeds from the private offerings and the availability of credit, the Company believes there will be adequate funds to meet the Company's obligations.

RESULTS OF OPERATIONS

Comparison for the three months ended September 30, 1997 and the three months ended September 30, 1996 and comparison for the nine months ended September 30, 1997 and the nine months ended September 30, 1996.

RED OAK HEREFORD FARMS, INC.

The Company was formerly Wild Wings, Inc., and is the holding company, owning 100% of Red Oak Farms and Midland Cattle Company. The Company as Wild Wings, Inc. had insignificant operations in the prior year. For the nine months ended September 30, 1997, the Company had $37,760 in operating expenses and $14,047 in interest income with a net loss of $23,713. For the three months ended September 30, 1997, the Company had a net loss of $18,690.

RED OAK FARMS

Red Oak Farms is the processor and distributor of CHB beef products for Red
Oak Hereford farms, Inc. For the nine months ended September 30, 1997, Red Oak Farms realized net losses in the amount of $2,700,688, compared to $2,142,929 in net loss for the same period in 1996. These losses as a percentage of net sales measured 11.18% in 1997 versus 4.82% in the first nine months of 1996. For the three months ended September 30, 1997, the Company realized $836,417 of losses. This represents 10.93% of net sales for the period. For the same period in 1996, the Company incurred losses of $691,929, an amount representing 4.35% of sales. Management attributes the increased net loss to decreased sales, increased costs of a public company and to the current product mix, in which bulk beef sales continues to be the dominant revenue source. During the third quarter, however, the company made some advances in the retail sector for premium CHB by adding 31 new supermarket customers. While adding new retail accounts in the third quarter 1997 improved the product mix, generated higher average sales and slightly improved margins, additional retail growth must be attained to reach profitability. Red Oak Farms is in various stages of business development with numerous new retail prospects and it is anticipated that several of these potential buyers will participate in the CHB program.

During the first nine months of 1997, Red Oak Farms sales to 7 major customers approximated 43.03% of Red Oak Farm's net sales. Sales for the first nine months of 1997 decreased 45.67%, from $44,476,252 in 1996 to $24,163,018 in
1997, which resulted from a combination of market factors and the loss of a large customer in January 1997. With the addition of the new retail stores over the third quarter, Red Oak Farms has significantly reduced its risk of dependency on one or two large customers. For the three months ended
September 30, 1997, sales decreased to $7,651,871 from $15,890,006 for the three months ended September 30, 1996, a decrease of 51.84%.

For Red Oak Farms, the decline in sales resulted in reduced inventory and production needs. As a consequence, the cost of goods sold decreased from $45,762,369 in 1996 to $25,622,240 in 1997, a decrease of 44.01% in the first nine months of 1997 as compared to the first nine months of 1996.
The cost of goods sold includes $508,357 and $1,189,899 in purchases from Midland for the nine months ended September 30, 1997 and 1996 respectively. These amounts have been eliminated from the accompanying financial statements. For the three months ended September 30, 1997, the cost of goods sold decreased to $7,996,922 from $16,169,743 for the three months ended September 30, 1996, a decrease of 50.54%.

Selling, general and administrative expense at Red Oak Farms for the first nine months of 1997 was $1,123,308 compared to $724,822 for the same period in 1996. This is a 54.98% increase from the first nine months of 1996 and is a result of increased costs of a public company, primarily personnel and
personnel related expenses.   For the three month period ended September 30,
1997, the selling, general and administrative expense was $451,668 compared to $350,037 for the three months ended September 30, 1996, an increase of 29.03%.

During the first nine months of 1997, Red Oak Farms realized $704,670 in sales to Korea. During the three month period ended September 30, 1997, Red Oak Farms realized $198,404 in sales to Korea. There were no Korean sales made in the first nine months of 1996. The Company is also continuing to pursue CHB export opportunities in China and Japan and anticipates additional sales in the Asian market in the fourth quarter of 1997 in response to a sampling program the Company has promoted in Asia.

MIDLAND CATTLE COMPANY

Midland Cattle Company acts as a cattle broker and facilitates the identification of producers and inventory for Red Oak Hereford Farms. For the nine months ended September 30, 1997, Midland Cattle Company ("Midland") had net income in the amount of $54,921, compared to $272,516 in net loss for the same period in 1996. For the three months ended September 30, 1997, Midland recognized net income of $37,424. For the same three month period in 1996, Midland recognized net income of $199,447. Management attributes the overall improvement in 1997 to increases in volume due to better availability of cattle. Midland anticipates volume to continue to expand as the CHB program continues to grow.

Midland has seen revenue growth for the first nine months of 1997. For the nine months ended September 30, 1997, Midland had net sales of $55,673,522 versus $41,157,762 for the same period in 1996. This represents an increase of
35.27% from 1996 to 1997.   The Midland net sales amounts include $508,357 and
$1,189,899 in sales to Red Oak Farms for the nine months ended September 30, 1997 and 1996 respectively. These amounts have been eliminated from the accompanying financial statements. For the three months ended September 30, 1997, net sales were $21,183,380 compared to $23,920,918 for the three months ended September 30, 1996, a decrease of 11.44%. Midland has a wide customer base that is continually expanding through networking and marketing efforts in anticipation of the continued growth of the CHB program.

For Midland, as a result of the increase in sales, cost of goods sold for the first nine months of 1997 increased to $54,542,667 versus cost of goods sold for the first nine months of 1996 of $40,488,975. This represents an increase of 34.71% between the two periods. For the three months ended September 30, 1997, cost of goods sold was $20,777,072 compared to $23,347,405 for the three months ended September 30, 1996, a decrease of 11.01%.

Selling, general and administrative expenses at Midland for the first nine months of 1997 was $943,147 compared to $822,097 for the same period in 1996. This represents a 14.72% increase from the first nine months of 1996 and is primarily a result of increased selling costs consistent with increased sales volumes for 1997. For the three months ended September 30, 1997, selling, general and administrative expenses were $323,633 compared to $328,536 for the three months ended September 30, 1996, a decrease of 1.49%.

                               PART II--OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

In reliance upon Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder, the Company offered 1,500,000 Units of which 160,000 Units were sold during the first quarter, 540,334 Units were sold during the second quarter and 799,666 Units were sold for the period ended September 30, 1997. Each Unit consisted of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. This offering was made exclusively to persons who met the suitability standards established by the Company.

400,000 shares of the Company's common stock were issued pursuant to the exercise of outstanding stock options granted to employees under the Company's 1995 Stock Option Plan. The options were exercised at a price of $3.00 per share. 109,430 options were exercised during the first quarter of 1997, 85,500 options were exercised during the second quarter of 1997 and 205,070 options were exercised during the third quarter of 1997.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this report.

     Exhibit No.    SEC Reference  Title                         Location

     27             27             Financial Data Schedule       Attached

(b) No reports on Form 8-K were filed, or required to be filed, by the Company during the period ended September 30, 1997.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     RED OAK HEREFORD FARMS, INC.




November 14, 1997                  By:_____________________________
                                      Gordon Reisinger, President




November 14, 1997                  By:_______________________________
                                      Gordon Reisinger, Chief Financial
				              Officer & Treasurer

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     RED OAK HEREFORD FARMS, INC.




November 14, 1997                  By: /s/ ____Gordon Reisinger________

                                      Gordon Reisinger, President




November 14, 1997                  By:/s/  ____Gordon Reisinger________

                                      Gordon Reisinger, Chief Financial
 				              Officer & Treasurer



                     RED OAK HEREFORD FARMS, INC.

                 CONDENSED CONSOLIDATED BALANCE SHEET

                          SEPTEMBER 30, 1997

                             (UNAUDITED)


                                ASSETS



CURRENT ASSETS

 Cash and cash equivalents                     	         $    753,467

 Accounts receivable                              		4,338,275

 Inventory                                       		1,568,135

 Prepaid expenses                                		  457,832
							               ____________
      Total Current Assets                                  7,117,709
							               ____________


PROPERTY AND EQUIPMENT, AT COST

 Buildings and leasehold improvements            		  284,696

 Vehicles and equipment                          		  200,596
							               ____________
		                                                  485,292

    Less: accumulated depreciation                  		  201,076
							               ____________
                                                		  284,216
							               ____________

OTHER ASSETS                                    		   81,284
							               ____________



TOTAL ASSETS                                    	   $  7,483,209
							               ____________


                             (Continued)



   RED OAK HEREFORD FARMS, INC.CONDENSED CONSOLIDATED BALANCE SHEET
               (CONTINUED)SEPTEMBER 30, 1997(UNAUDITED)


                 LIABILITIES AND STOCKHOLDERS= EQUITY



CURRENT LIABILITIES


 Accounts payable                                	   $    981,996

 Accrued expenses                                	         87,547

 Notes payable                                   		2,583,841

 Current maturities of long-term debt            		   18,816
						               ____________
      Total Current Liabilities                       	3,672,200
						               ____________


LONG-TERM DEBT                                  		  463,486
						               ____________

DEFERRED PAYABLE                                		1,000,000
                                               		   ____________
DEFERRED INCOME                                 		  300,000
                                                	   ____________
STOCKHOLDERS= EQUITY

 Common stock, $.001 par value; authorized
  50,000,000 shares; issued and outstanding
  14,396,583 shares                              		   14,396

 Common stock, subscribed, 31,107 shares         		       31

 Additional paid-in capital                      		4,254,582
							    ____________
 Retained earnings (deficit)                     	     (2,221,486)

                                              		   ____________
TOTAL STOCKHOLDERS= EQUITY                      		2,047,523
                                             		   ____________

TOTAL LIABILITIES AND STOCKHOLDERS= EQUITY      	   $  7,483,209
							               ____________





   RED OAK HEREFORD FARMS, INC.CONDENSED CONSOLIDATED STATEMENTS OF
                              OPERATIONS

                 NINE MONTHS AND THREE MONTHS ENDED
                     SEPTEMBER 30, 1997 AND 1996

                             (UNAUDITED)



                     Three Months Ended         Nine Months Ended
	                   September 30              September 30
			_______________________    _______________________
	            1997               1996    1997               1996
			__________   __________    __________   __________
NET SALES        $29,354,525  $38,621,026   $79,328,183  $83,683,590

COST OF GOODS  	29,293,268   38,327,250    79,656,550   84,300,920
SOLD
			__________   __________    __________   __________
GROSS PROFIT    	    61,257      293,776      (328,367)    (617,330)
(LOSS)

OPERATING       	   817,198      678,573     2,104,215    1,546,919
EXPENSES         	__________   __________    __________   __________

LOSS FROM       	  (755,941)    (384,797)   (2,432,582)  (2,164,249)
OPERATIONS       	__________   __________    __________   __________

OTHER INCOME
(EXPENSE)

 Interest income      23,207                     26,875

    Interest expense (84,949)    (107,685)     (263,773)    (251,196)
			__________   __________    __________   __________
                	   (61,742)    (107,685)     (236,898)    (251,196)
			__________   __________    __________   __________


NET LOSS        	$ (817,683)  $ (492,482)  $(2,669,480) $(2,415,445)
			__________   __________    __________   __________

EARNINGS (LOSS) 	$     (.06)  $     (.04)  $      (.20) $      (.19)
PER SHARE        	__________   __________    __________   __________


WEIGHTED
AVERAGE SHARES
OUTSTANDING     	14,431,144   12,498,462    13,367,108   12,498,462
			__________   __________    __________   __________




   RED OAK HEREFORD FARMS, INC.CONDENSED CONSOLIDATED STATEMENTS OF
                              CASH FLOWS

                          NINE MONTHS ENDED
                     SEPTEMBER 30, 1997 AND 1996

                             (UNAUDITED)



							1997                 1996
							__________     __________
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                $(2,669,480)   $(2,415,445)

 Items not requiring cash:

    Depreciation and amortization        	    93,120         51,385

 Changes in:

    Accounts receivable           		   155,329     (2,674,095)


    Inventories                          	  (511,526)      (476,147)


    Prepaid expenses                     	  (361,631)      (219,601)


    Accounts payable and accrued expenses	   122,062       (803,120)


    Deferred income    		   			 		200,000

    Other assets                         	    (1,380)       (43,168)
							__________     __________
       Net cash used in
	    operating activities		(3,173,506)    (6,380,191)
							__________     __________


CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of property and equipment     	   (25,838)       (46,266)

 Proceeds from sale of equipment         	    59,827
							__________     __________
    Net cash provided by (used in)		    33,989	 	(46,266)
       investing activities			__________     __________



CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from issuance of note payable  	   125,000        500,000

 Net borrowings on line of credit       	   737,624      1,474,036

 Payments on long-term debt              	  (138,409)

 Net proceeds from issuance of
    common stock					 4,806,089

 Purchase of treasury stock                  (31,000)

 Capital contribution                                     1,267,500

 Distributions paid                          (60,459)

 Change in checks outstanding in
    excess of bank balance   			(1,545,861)     3,184,921
    							__________     __________

       Net cash provided by (used in)
	  financing activities			 3,892,984      6,426,457
							__________     __________


INCREASE IN CASH                             753,467              0


CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                0              0
							__________     __________

CASH AND CASH EQUIVALENTS,               	$  753,467     $        0
END OF PERIOD                            	__________     __________




             RED OAK HEREFORD FARMS, INC. AND PREDECESSOR

         NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)

                          SEPTEMBER 30, 1997


Red Oak Hereford Farms, Inc. (the Company) is a Nevada corporation
(previously named Wild Wings, Inc.) that is engaged in the business of selling premium, branded, fresh beef to retail and food service markets, through its wholly-owned subsidiary, Red Oak Farms, Inc. (Red Oak), an Iowa corporation, and is engaged in buying and selling feeder cattle in the wholesale markets through its wholly-owned subsidiary, Midland Cattle
Company, Inc. (Midland). The Company extends unsecured credit to customers predominantly located in the Southwest and Midwest United States.

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

On May 19, 1997, the Company acquired Midland in a stock-for-stock transaction. In exchange for all of the outstanding stock of Midland, the Company issued 1,538,462 restricted shares of the Company to the former shareholders of Midland. Additionally, a deferred payment of $1,000,000 is due and payable to the former Midland shareholders. The payment will be made at the rate of 25% of Midland=s profits until the $1,000,000 is reached.
As a result of this transaction, Midland became a wholly-owned subsidiary of the Company. For accounting purposes, the Company and Midland were deemed to be under common control and, therefore, the transaction is being accounted for in a manner similar to pooling of interest, whereby assets and liabilities are reported at historical values.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Red Oak Farms, Inc. and Midland
Cattle Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Earnings per share are calculated using the weighted average shares outstanding and as if the shares of the Company at September 30, 1997 had been outstanding for all periods presented.




             RED OAK HEREFORD FARMS, INC. AND PREDECESSOR

   NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (UNAUDITED)

                          SEPTEMBER 30, 1997


The condensed consolidated financial statements do not include all footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1996 year-end financials found in the Company's Form 8-K (File No. 033-89714), dated March 14, 1997, and the
Company's Form 8-K dated May 19, 1997 and Form 8-K/A dated July 25, 1997
(amending the May 19, 1997 8-K report to include financial statements from Midland and pro forma financial information). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements included herein are unaudited;
however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at September 30, 1997, and its consolidated results of operations and cash flows for the interim periods shown. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

The Company entered into a revised agreement on March 21, 1997 with the American Hereford Association (the AAHA@) for the exclusive license and right to process, distribute and sell Certified Hereford Beef (ACHB@) under the CHB trademark. The agreement expires December 31, 1999. The agreement automatically renews for a three-year period beginning January 1 of each calendar year commencing on January 1, 2000, provided the terms of the agreement are met. The revised agreement also includes various operating standards and requirements of the Company as well as minimum royalty fees of $500,000, $725,000 and $850,000 for 1997, 1998 and 1999, respectively. As of the reporting date, the Company has not met the pro rata volume commitment necessary for the royalty liability; however, the Company has accrued an amount representative of the pro rata liability as of the reporting date.

Beginning in March 1997, the Company began a private placement to issue up to 1,500,000 units comprising 1,500,000 common shares and 1,500,000 common stock purchase warrants for $3.00 per unit. The common stock purchase warrants are callable at $.001 per share on 30 days= notice and grants the holder the right to purchase common stock at $5.00 per share. As of September 30, 1997, all units have been sold.

Also subsequent to this reporting period, the Company commenced a second private placement on October 28, 1997. The private placement is for 840,000 units at $4.00 per unit. Each unit consists of one share of common stock of the Company and a warrant to purchase one share of common stock of the Company at $7.00 per share.

The Company is also authorized to issue up to $5,000,000 worth of preferred stock.




             RED OAK HEREFORD FARMS, INC. AND PREDECESSOR

   NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (UNAUDITED)

                          SEPTEMBER 30, 1997


The Company has granted options to purchase 3,000,000 shares of stock between March 17, 1997 and March 17, 2002. The shares are exercisable by the former shareholders of Wild Wings as follows:


			                               Exercise
# of Shares             			        Price
                                   			 Per Share
								___________



1,000,000                        			$    8.00

1,000,000                        			$   10.00

1,000,000                        			$   12.00


In addition to the warrants issued with the private placement, the Company has three series of warrants outstanding as follows:


      Series         # of Shares    Exercise Price Per Share



        A              960,000             $4.00

        B              960,000             $4.50

        C              960,000             $5.00


These warrants are not exercisable until a registration statement is filed with the Securities and Exchange Commission and in effect for the stock underlying the warrants. The warrants may be exercised for a period of two years after the date of the registration statement.

The Company currently has allocated and issued options for 400,000 shares of the Company=s common stock, exercisable at $3.00 per share, pursuant to the 1995 Stock Option Plan. Of these options, all have been exercised as of September 30, 1997.

The Company has also adopted the 1997 Stock Option Plan and has allocated
1,000,000 shares of common stock to the Plan. To date, options for 394,000 shares of common stock of the Company, exercisable at $5.00 per share, have been granted under the 1997 Stock Option Plan, none of which have been exercised.

At the time of the conversion of Mid-Ag to Red Oak, total liabilities exceeded total assets by $517,500. This deficit was recorded as excess of par value over contributed assets. As capital has been raised during the nine months ended September 30, 1997, the amount of capital in excess of par value was credited to this deficit account with the remaining amount being credited to additional paid-in capital.




             RED OAK HEREFORD FARMS, INC. AND PREDECESSOR

   NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             (UNAUDITED)

                          SEPTEMBER 30, 1997


The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses and deficit cash flows since its inception due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through the re-negotiation of loan agreements, completion of the private placement offering, and increase product awareness through marketing efforts to attain a positive gross profit. There is no assurance the Company will be successful in raising this additional capital or achieving profitable operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
