Form 10KSB
period 1997-12-31
RED OAK HEREFORD FARMS INC
filed 1998-04-27
CIK 939728

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-KSB
(Mark One)
[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 1997

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from         to

                Commission File Number 33-89714

                      RED OAK HEREFORD FARMS, INC.

            (Name of small business issuer in its chapter)

              Nevada                             84-1120614
(State or other jurisdiction of        (I.R.S. Employer I.D. No.)
incorporation or organization)

2010 Commerce Drive, Red Oak, Iowa                   51566
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code     (712)623-9224

Securities registered pursuant to section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

             $.001 par value, common voting shares
                       (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.(1)Yes[X]No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  [   ]

The issuer's revenue for its most recent fiscal year was:  $105,325,693

The aggregate market value of the issuer's voting stock held as of April 10, 1998, by non-affiliates of the issuer was $21,678,714.

As of April 10, 1998, the issuer had 14,679,415 shares of its $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format.    Yes [  ]  No [X]

Documents incorporated by reference: none

           Page 1 of 36 consecutively numbered pages

                 Red Oak Hereford Farms, Inc.
Annual Report on Form 10-KSB for the Year ended December 31, 1997



                       TABLE OF CONTENTS



                            PART I

ITEM 1    DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . .3

ITEM 2    DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . 14

ITEM 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . 15

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 15

                            PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS. . . . . . . . . . . . . . . . . . . . . . 16

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . 17

ITEM 7    FINANCIAL STATEMENTS . . . . . . . . . . . . . . . 22

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . 23

                           PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT . . . . . . . . . . . . . . . . . . . 23

ITEM 10   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . 27

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . 30

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS 32

                            PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . 34

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 36

                            PART I



     This Form 10-KSB contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "Believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

     During the year ended December 31, 1997, the Company's operations were impacted by a significant decrease in revenues.
The Company was unable to reduce costs to offset the revenue decrease. In an effort to increase revenues, the Company is attempting to expand its products to new markets. Unless the Company is successful in the effort to increase revenues in the future, the Company may be required to adjust its cost structure to a level that could be supported by its revenues. There can be no assurance that the Company will be able to develop additional markets for its products or that revenue will remain at current levels or increase in the future.




               ITEM 1.  DESCRIPTION OF BUSINESS




     Red Oak Hereford Farms, Inc., (the "Company"), is a Nevada corporation (previously named Wild Wings, Inc.) that is engaged through its wholly-owed subsidiary, Red Oak Farms, Inc., ("ROF") in the business of selling premium branded, fresh beef to retail and food service markets and extends unsecured credit to customers predominantly located in the southwest and midwest United States. The principal offices of the Company are located at 2010 Commerce Drive, Red Oak, Iowa 51566. The Company was incorporated under the laws of the State of Colorado on July 7, 1989 originally as Winter Ventures of Colorado, Inc. In December 1994, the Company's shareholders approved a name change to Wild Wings, Inc., and a change of corporate domicile from Colorado to Nevada.

     In February 1997, Red Oak Farms, Inc. ("ROF") was formed with the members of Mid-Ag, Inc., an LLC, contributing the assets and liabilities of Mid-Ag to ROF in exchange for all of the outstanding stock of ROF. On March 14, all of the outstanding stock of ROF was issued to the Company in exchange for 10,000,000 restricted common shares of the Company plus options to purchase an additional 3,000,000 shares of the Company. As a result of this transaction, ROF became a wholly-owned subsidiary of the Company. For accounting purposes, ROF is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by ROF. Prior to March 14, 1997, the Company operated a hunting and sporting clays club and had insignificant operations.

     On May 19, 1997, the Board of Directors of the Company approved an Agreement to exchange Stock pursuant to which the Company issued 1,538,462 restricted common shares of the Company in exchange for all of the issued and outstanding shares of Midland Cattle Company, Inc., an Iowa corporation ("Midland"). Started in 1985, Midland Cattle Company, as an Iowa joint venture, Midland reorganized on May 19, 1997 as a corporation formed under the laws of the state of Iowa. Midland is in the cattle brokerage business, supplying area feedlots with feeder cattle and actively marketing fed cattle. Midland's operations include acting as a broker for individuals and organizations looking to buy or sell cattle and Midland may purchase cattle short or long to cover customer requirements.

     On December 12, 1997, the Company formed another subsidiary, Red Oak Feeders, LLC, an Iowa limited liability company, ("Feeders"). Feeders was formed to develop a supply of CHB by financing the feeding of Hereford cattle for sale to ROF. On December 30, 1997, Feeders entered into a Nebraska partnership, "Quality Feeders", with MoorMan's, Inc. The partnership was formed to feed and raise CHB. Feeders has a 50% interest in Quality Feeders.

     The primary business activities of the Company are conducted through its subsidiaries, ROF and Midland. ROF is engaged in the management and marketing of CHB products. In this effort, ROF markets the CHB products and arranges the appropriate processing, packaging and delivery. Midland is engaged in the production of CHB cattle and in this effort Midland buys and sells feeder cattle in wholesale markets and places Hereford feeder calves and yearlings with feedlots approved for the CHB program.

AMERICAN HEREFORD ASSOCIATION AGREEMENT

     The Company negotiated an Agreement with the American Hereford Association ("AHA") whereby the AHA granted the Company the exclusive marketing rights for the Association's CHB program. Pursuant to the Agreement, the Company uses its best efforts to procure, identify, distribute, market and sell CHB to licensed users of the program. The Agreement imposes performance standards on the Company; should the Company fail to meet the performance standards for a specific calendar year, then the Company has the option of paying a cash differential or allowing the AHA to terminate the Agreement. In addition, the Agreement requires the Company to pay the AHA a royalty fee calculated on CHB cattle processed.

     For the calendar year ended December 31, 1997, ROF certified 32,031 head of fed cattle as Certified Hereford Beef. Terms of the Agreement with the AHA required a fee of $5.00 per certified head with a minimum fee of $500,000 guaranteed by ROF to the AHA of which $300,000 was due and payable by August 31, 1997 and the balance of $200,000 due and payable by December 31, 1997. ROF fees paid for certified cattle totaled $160,155. Additional fees paid or accrued to meet minimum requirements of the Agreement totaled $339,845.

     For 1998, the Agreement requires fees of $6.00 per head for the first 100,000 certified head processed with a minimum guarantee of $725,000 due and payable by December 31, 1998, of which $425,000 is due and payable by August 31, 1998. Per head fees will be negotiated per terms of the Agreement for calendar year 1999 with a minimum fee guarantee established at $850,000.

MOORMAN'S AGREEMENT

     The Company entered into an exclusive Feed Supplement Agreement with MoorMan's, Inc. to develop a specialized feeding program to be a part of the Company's total quality management program. A total quality management program is a defined and documented plan which identifies and monitors all critical processes, procedures or inputs which affect the quality of the end product. Pursuant to the Agreement, the Company agreed to require all sellers of cattle purchased by the Company as CHB to place and maintain such cattle exclusively in feedlots and feed yards which purchase, and have fed to such cattle for a minimum of one hundred
(100) days, all of their beef nutrient products from MoorMan's, Inc. In consideration of requiring CHB sellers to feed MoorMan's products, MoorMan's agreed to supply necessary capital resources to help finance retained owner/investor cattle.

     At December 31, 1997, ROF had a loan from MoorMan's in the amount of $1,000,000, payable with interest at 1.75% over prime, paid monthly. The principal payments start November 1, 1998 for a period of thirty-six (36) months. The Company is current on its obligation to MoorMan's, however, the Company is in technical noncompliance with certain loan provisions.

NEBRASKA BEEF AGREEMENT

     In November 1997, the Company changed its beef processing company from Beef America to Nebraska Beef. On March 25, 1998, the Company finalized a three year slaughter and fabrication agreement with Nebraska Beef. Under this Agreement, Nebraska Beef has agreed to slaughter and fabricate 500 - 4,500 head of cattle per week. If the carcass count falls below these numbers in any given week, Nebraska Beef has the right to terminate the agreement. Nebraska Beef has also agreed to purchase all carcasses that do not meet United States Department of Agriculture ("USDA") specification for CHB.

BRANDED BEEF INDUSTRY AND COMPETITION

     The Company is a new entry into "branded" beef marketing. Branded or private label beef products have been in existence in one form or another for about as long as the packing and retailing industries. However, breed specific programs have developed primarily in the last decade with the American Angus Association's Certified Angus Beefregistered trademark Program ("CAB") leading the field in sales.

     Examples of branded products in other industries include
Starbucks registered trademark, Coke registered trademark, Kleenex registered trademark, Tyson's registered trademark chicken and Oscar Mayer registered trademark wieners.

     Historically, beef has been a generic product. There are eighty-one known breeds of cattle and numerous cross-breeds. Many of these breeds are better known for their strength or size rather than for their culinary qualities. The USDA grading scale is based on several factors including maturity, color and "marbling" (the observed degree of intramuscular fat), regardless of breed. While more marbling has been thought to represent more pleasing levels of tenderness, juiciness, flavor and palatability, it is now believed that marbling accounts for only about 10% of these qualities and that genetics, not grades, are the primary determinant in differences in taste and tenderness.

     The Company's CHB is a premium branded beef product that capitalizes on the consumer sensory qualities of tenderness, juiciness, flavor and palatability inherent in Hereford cattle genetics. Numerous studies and reports provide unbiased documentation of the consistency and quality of Hereford beef, including the AHA's landmark study in 1992. This study spanned four years and the results proved Hereford beef consistently rated superior to USDA upper and lower Choice and USDA Select in tenderness, juiciness, flavor and palatability. These results indicate that there is a definite need and opportunity for the Company's CHB in the beef merchandising arena. The genetic research, product development, promotion design, quality management processes and consumer appeal of the product palatability characteristics of CHB are all factors which suggest the Company's CHB can compete not only in the commodity beef market, but on a par with the most widely recognized U.S. branded beef product, CAB.

     The Company's CHB is a unique beef product that differentiates itself from commodity beef in many ways. The AHA has received U.S. Trademark approval for the CHB name and logo. The name, logo and program concepts have been created by and are solely the property of the AHA. The Company is under contract with the AHA and has exclusive license to market CHB. Only AHA approved and licensed Company customers will be authorized to use the CHB name, logo and program information. Through the AHA, the Company has access to 12,500 plus feeder calf suppliers for CHB program cattle.

     The CHB program must satisfy standards established by the AHA for genetics, breeding, appearance and feeding and then satisfy USDA requirements during packing that confirm the characteristics of the Hereford breed. The Company, as the exclusive licensee of the CHB trademark, oversees the procurement, feeding and processing of Hereford beef in conformance with AHA and USDA requirements.
AHA inspectors visually identify calves and yearlings as Hereford or Hereford British cross breeds coming off the ranch or entering the feedlot. When possible, calves are provided ear tags that identify them as certified Herefords so their feed, growth and processing can be monitored more closely. All CHB cattle are fed a corn-based ration with uniform, vegetable based protein supplements and no animal protein by-products to develop consistent robust flavor and tenderness. A Company buyer will notify the packing plant in advance of the arrival of CHB program cattle. CHB personnel supervise the processing of CHB in each packing facility in conjunction with grading by USDA inspectors. No CHB will qualify for certification without satisfying AHA criteria and USDA inspection and certification.

     One of the difficulties with commodity beef is the inconsistency of quality due to the inclusion of a wide variety of breeds. CHB provides a consistent product with little variation in quality. To further this product consistency, CHB includes only upper choice, lower choice and select grades. Prime grade Hereford beef is sold to packers as a premium grade of commodity beef for resale through commodity beef distribution channels.

     In conjunction with providing a premium product, the Company is pursuing a Total Quality Management ("TQM") program involving complete process control throughout the entire production and marketing system. Although not ISO certified, the Company is employing techniques and procedures consistent with ISO-9000, the international standard for quality control, allowing the Company to bring to the beef industry a higher level of quality. This TQM process involves unbiased third party oversight by the USDA. The Company has conducted a pilot program with the USDA Agricultural Marketing Service, Livestock and Seed Division, Meat Certification and Grading Branch.

     The most widely recognized branded beef product, CAB is the largest competitor of the Company, although other private label branded beef producers are also competitors. Some of these competitors have been in existence longer than the Company and may be better capitalized and have better access to financial and marketing resources superior to those available to the Company.

     In addition to direct competition with other branded beef products, competition within the beef packing/processing industry is concentrated among a small number of processors. The three largest beef packers in the United States; Monfort, a subsidiary of Con-Agra; Iowa Beef Processors; and Excel, a subsidiary of Cargill, currently control approximately 80% of the processing market.
While these beef packers are primarily engaged in commodity beef production, there is no assurance they will not attempt to increase their presence in the branded beef segment of the market. With the depth of financial resources and name recognition these packers possess, their entry into the branded beef market would pose serious competition to the Company.

MARKETING AND SALES

     Potential customers of CHB consist primarily of quality and value-oriented up-scale retail supermarket stores, food-service outlets, high end restaurants and export accounts. The Company, with full assistance from the AHA, coordinates market development and initiates sales accounts. The Company, along with the AHA, have developed marketing brochures and pamphlets to professionally present the CHB program.

     The Company currently has hotel, restaurant and institutional customers as well as a number of distributors and retail customers. As of December 31, 1997, the Company had a retail store base of 54. A sampling of the Company's supermarket and restaurant clientele includes:

     SUPERMARKETS

     Sutton Place Gourmet in New York, Connecticut
         and Washington,DC
     Steele's Markets in Colorado
     Miller's Markets in Indiana
     Sunshine Foods in South Dakota

     RESTAURANTS

     The New York Hilton
     The Riviera in Las Vegas
     The Hilton Santa Fe
     The Fort in Denver
     The Waldorf-Astoria in New York

     The Company employs regionally based field sales personnel and in-house sales personnel to sell CHB products to its customers. Emphasis is placed on professionally developed and personally delivered sales presentations direct to retail supermarket chains and food-service distributors. The Company also sells a small amount of mail-order steaks to individuals and investors.

     In late 1997, the Company was awarded the American Tasting Institute's "Best Restaurant Beef in America" for the second year running, as well as the Institute's "Best Supermarket Beef in America" award for the first time. The Company participates in a series of "Top 100" food-service product receptions/tastings the Institute conducts in several large U.S. cities each year. From time to time, the Company participates in trade show marketing events in partnership with the AHA to promote CHB to the retail and food-service industries.

     For 1998, the Company has initiated distributor based sales direct to food-service customers through Freshnex. This new company is a "virtual distributor" who facilitates business to business perishable sales transactions similar to the FedEx delivery system, with one or two day delivery. The differentiating element of Freshnex relative to FedEx is that Freshnex actually assumes ownership of the product which is billed by the shipper, extends that vendor's payment terms and invoices the customer on a fee basis. Although still in the concept design and start-up phase, Freshnex offers a new opportunity to develop sales direct to food-service customers, by-passing the need to develop a large distributor network.

     The Company continually strives to develop a customer base that maximizes carcass utilization. The ideal customer mix is a cross-section of retail, food-service and export customers who predominantly purchase different carcass product mixes. Sales efforts of the Company are strategically designed to develop and balance a broad customer base in the various customer segments for CHB.

     Because the Company is still in the process of building a larger customer base, a significant portion of its sales of CHB are to "commodity customers." The percent of "branded sales" (sales of CHB to licensed customers) is an important barometer in measuring the Company's financial performance. Since CHB is primarily sold in a fresh state, the products must be sold relatively quickly. Consequently, all product not sold to "branded customers" must be sold to "commodity customers" who do not recognize the premium value of CHB product and will only pay commodity prices.

     In January, 1997, the Company had two retail customers purchasing Certified Hereford Beef. During January, Finast Supermarkets, Inc., a division of Ahold, USA was merged into a sister company and new management changed their beef merchandising strategy. Finast was a very significant customer of the Company at that time and the loss of their business was detrimental to the performance of the Company. This single account represented over 90% of the Company's branded CHB sales to the retail supermarket industry at that time.

     As a result of this extraordinary loss in customer base, the Company refocused its sales strategies. New sales efforts concentrate on developing smaller independent supermarket groups and small to mid-sized supermarket chains. In May, the Company added Steele's Markets to its customer base and continued to successfully grow the number of retail supermarket customers through October. The end result of the shift in sales strategy is allowing the Company to develop a broader customer mix, reducing the percent of sales to any single customer and eliminating some of the risk of concentration to the Company for customer attrition.

     In August of 1996, the Company entered into a Supply Agreement with the Veladi Ranch Steakhouse ("VRSH") chain in San Antonio, Texas. This Supply Agreement expired effective December 31, 1997 and was not renewed. At the time the agreement was structured, it complemented the retail branded sales of CHB to Finast with the food-services sales to VRSH, with both entities very significant customers of the Company.

     During the period following the loss of the Finast account and for much of the time the agreement remained in force, the Company was obligated to process CHB cattle to fulfill the VRSH terms at substantial economic loss to the Company. The product sales mix was unfavorable and heavily skewed towards food-service, creating a significant increase in lower priced commodity sales.
     The Company increased the branded sales from approximately ten percent in February 1997 to just over fifty percent in October and November 1997. Late in 1997, the decline in foreign currencies temporarily interrupted the Company's export sales to Korea. As a result, branded sales (in pounds) dropped below forty percent for the month of December. After nearly a four month void in export shipments, the Company subsequently resumed shipments of CHB to Korea in late March 1998 and anticipates further export sales to both Korea and Japan.

     The Company continues to target retail and food-service customers with the goal of achieving eighty percent or more of its product tonnage in branded CHB sales. Further branded business development should allow the Company to reach its goal, particularly with the increases in the retail supermarket customer segment.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     ROF does not raise or feed cattle at the present time. Midland, a sister company, is in the business of identifying, sourcing, brokering and/or purchasing and reselling feeder and fed cattle. Midland is primarily responsible for developing the supply of CHB for ROF and the CHB program. The cattle are fed in participating feedlots, monitored by ROF and Midland personnel, and inspected and approved by AHA personnel. ROF manages an extensive computer database which tracks the available inventories of live cattle potentially eligible for harvest as CHB. AHA personnel assist in the sourcing of eligible feeder cattle. Nearly all the cattle fed for the CHB program are in Nebraska and Iowa with a small number fed in neighboring states. ROF requires participating cattle feeders to feed corn-based rations, supplemented with Vitamin E and free of animal protein by-products.

RESEARCH AND DEVELOPMENT

     The Company has not spent any significant funds on Research and Development activities in 1997 and does not have current plans for allocating significant funds for such activities in 1998.

EMPLOYEES

     The Company incurred additional overhead expenses in hiring personnel and improving leased office space in support of the Company going public in March 1997.

     As of December 31, 1997, the Company employed a total of twenty-seven (27) employees of which twenty (20) are at ROF and seven (7) are at Midland. Two people are full time contract employees and one person is a part time contract employee. One of Midland's employees is a sales representative who receives a base salary and commission for sales. Midland also pays commission to approximately ten (10) independent sales people.

     Approximately 40% of the Company's employees support sales and marketing, 40% support administrative functions and 20% are involved in operations.

     During the latter part of 1997, the Company experienced some attrition of several key employees. The Company has since replaced these employees, however due to the loss of the employees and the length of time it took to replace the employees, the Company experienced some disruption in its operations. In an effort to reduce the impact of any future employee attrition, the Company is cross-training employees and implementing control procedures.

OPERATIONS OF THE COMPANY

COMPANY SUBSIDIARIES

     The majority of the Company's business is transacted through its wholly owned subsidiaries, Red Oak Farms and Midland Cattle
Company.

     RED OAK FARMS, INC. ROF was originally established in August 1994 as Mid-Ag L.C., an Iowa limited liability company and was reorganized as Red Oak Farms, Inc., an Iowa corporation on February 24, 1997. The Company acquired ROF as the result of a share exchange on March 14, 1997. ROF is in the business of processing, slaughtering and marketing the Company's CHB products.

     ROF is engaged in the following business practices and/or activities related to the production and marketing of CHB:

     * Slaughtering, fabricating and further processing of CHB products

     *    Warehousing, inventory control and distribution of CHB

     * Development of CHB retail and food service accounts, both domestically and internationally through cooperation with the AHA

     * Sales, marketing, merchandising and promotion of CHB to all accounts

     ROF is primarily engaged in producing fresh CHB products for domestic retail supermarket and restaurant customers. ROF also exports some CHB products to Pacific Rim countries. The Company sells to retail supermarket chains direct and/or through distributors and wholesale cooperatives. ROF sells to restaurants through various distributors, including some who further process CHB products into food-service portions and other consumer beef products. As part of the production process, ROF produces edible and inedible carcass products such as variety meats and hides which are typically sold to the processor contracted to provide harvesting and fabrication services.

     ROF customers include both "branded" and "commodity" customer profiles. Branded customers are considered those who recognize the "brand quality" status of CHB and pay premium prices for CHB products compared to similar commodity products offered for sale by ROF's competitors. Many of these branded customers become licensed by the American Hereford Association, allowing them to promote the CHB name and logo trademarks to consumers through their business operations. A significant percentage of ROF's CHB production is presently sold to "commodity" customers who have not subscribed to the premium status of CHB products and consequently pay prices for CHB products similar to those prices paid for ROF's competitor's commodity products. The CHB products do not maintain their "branded status" through commodity distribution and consumer marketing channels and the products lose their brand name identity at the consumer purchasing level.

     ROF has a sales network to service its customers which includes both in-house and regionally based sales persons. The
Company utilizes the service of brokers on a very limited basis to represent its CHB products in certain markets.

     ROF produces and markets CHB under an exclusive licensing agreement with the AHA. The Agreement allows ROF to exclusively represent and market CHB products worldwide pursuant to the Company's ability to meet performance criteria outlined in the

Agreement. The AHA is a non-profit breed registry for the Hereford breed of cattle with about 10,000 members in the United States.
The Hereford breed of cattle is one of the most popular and prominent breeds of cattle in the United States and the world. "Certified Hereford Beef" and the associated logo are registered trademarks of the AHA who has sole authority over their licensing and usage.

     ROF does not currently own, lease or operate any of its own production or processing facilities for the production of CHB. Rather, it contracts or otherwise arranges for "co-pack" or "custom-packing" services provided on a fee basis by other companies. These service providing companies invariably produce or market branded and/or commodity products which represent some competitive status relative to ROF's sales of CHB products. ROF's primary processing activity is reducing live fed cattle eligible for certification as CHB to carcass form. The carcasses are then graded and submitted for certification by USDA graders before being further fabricated and processed into fresh boxed beef primals and associated trim, fat and bone products. Carcasses which do not meet the established criteria for USDA Certification as CHB are typically sold to the processor providing the processing service, for similar fabrication into commodity beef products.

     From January until November 1997, ROF maintained a processing agreement with Beef America, Norfolk, Nebraska. During the time frame from August through October 1997, Beef America had two USDA product-recall incidents, which partially influenced ROF to seek alternative processing. In November, ROF began using processing services at Nebraska Beef, Omaha, Nebraska and continues to harvest and fabricate CHB at this location. Nebraska Beef had formerly processed CHB for ROF. In addition, ROF was able to negotiate reduced processing fees at the time of the change. These factors served as the determining factors for the change in processors.

     A term of the Agreement with the AHA requires the Company to maintain a beef processing agreement. To date, the Company has been able to negotiate processing agreements on terms favorable to the Company. Should the Company terminate its current beef processing contract, there are numerous fabricating and processing facilities in the area and the Company believes it could obtain a replacement processor at favorable rates.

     ROF purchases most CHB in dressed carcass form using a "grid" schedule to determine the value of each individual carcass. The grid is developed and changed periodically to provide incentive to fed cattle suppliers to produce the most appropriate CHB product to ROF. Each carcass is valued on a cents per pound basis on the hot carcass weight, with premiums paid over an established market base price at the time of harvest, according to specific yield and quality grades. Discounts are applied to the base price for carcasses which do not conform to the USDA G-10 Schedule established by the AHA. As soon as the carcass data is recovered and entered into a database, remittance is forwarded to the owner of the cattle at the time of harvest. At times, ROF may pay a flat base or premium price or buy the cattle on a live basis. ROF personnel are routinely assigned to monitor the harvest, certification and fabrication processes.

     Sales personnel supervise the inventory, pricing, shipping and other distribution of CHB products. CHB products are distributed nationally from the processing locations. ROF field sales personnel further assist branded customers with training, marketing, promotional and advertising functions.

     MIDLAND CATTLE COMPANY. Midland was originally organized as an Iowa joint venture in 1987. In May 1997, Midland was reorganized as an Iowa corporation and acquired by the Company in a stock for stock exchange. Midland is in the business of cattle procurement and dealer organization and is the supplier of CHB for the Company.

     Midland is engaged in the following business practices and/or activities related to the production of CHB:

     * Genetic identification, sourcing and procurement of cattle eligible for CHB

     *    Feedlot placement of cattle sourced for the CHB program


     Midland is primarily engaged in the brokering or trading of live feeder cattle from cow-calf producers and/or feeder cattle stockers/backgrounders to cattle feeders. Midland sources and procures feeder cattle from throughout the major cattle producing areas of the United States and Northern Mexico. While most of Midland's sales are represented by feeder calves and yearlings destined for feedlots, Midland also periodically sells producing cows and fed cattle to other producers and beef packers.

     Midland utilizes in-house procurement agents, field procurement agents, commission-based purchasing agents, and AHA field representatives located in certain geographic regions of the country and/or specific livestock auction markets to purchase cattle. Midland maintains a broad and diverse network of cattle market contacts with its agents to producers, auction markets and feedlots throughout the United States.

     Midland deals in commodity cattle of all types, but since the inception of the CHB program has specialized in sourcing, procuring and selling Hereford feeder cattle to participating CHB feedlots located primarily in Iowa and Nebraska. Midland sources cattle in large numbers from the Central and Southern Plains states, Texas and the Southwest states, the Pacific Northwest states and the Southeastern U.S. It has customers from Texas to the Dakotas, but sells primarily to feedlots within a 300 mile radius of Omaha, Nebraska, one of the more concentrated cattle feeding regions of the U.S.

     Cattle brokered by Midland may transfer direct from the ranch or auction market to stockers or feedlot customers. Or they may be delivered to sorting facilities owned and managed by the company in Red Oak, Iowa to be rested, re-sorted into more homogeneous, uniform lots and resold and shipped to customers on specification orders.

     Midland's customer base is diverse, consisting of smaller farmer/feeders, independent operators and large commercial feedyards from the corn belt to the central plains. Midland is the primary source for engaging feedlots to feed CHB and establishes and maintains good relationships with a very competitive group of feeding entities.

     Midland is the primary source for developing the supply of feeder cattle enrolled in the CHB program. Revenues are generated by sales of all types of cattle and from fees collected for enrollment and marketing services provided for cattle fed for and marketed into the CHB program.

     Midland serves as the procurement agent for fed cattle destined for the CHB program. Midland personnel establish the base price for which ROF assigns price values for each carcass using a grid formula based on hot carcass weight and quality and yield grade factors. They are also involved in assisting in the maintenance of ROF's cattle on feed records and in maintaining the quality, type and marketing timeliness of CHB program cattle.

     RED OAK FEEDERS, LLC.   Feeders, an Iowa limited liability
company, was formed on December 12, 1997. Feeders was formed to develop a supply of CHB for the Company by financing the feeding of CHB cattle for sale to ROF. Feeders intends to issue notes to experienced cattle investors and use the proceeds for the limited purpose of feeding cattle. Enterprises such as Feeders are sometimes known as "feeder clubs" and are common in the cattle business. Feeders commenced operations at the end of December 1997.

     Feeders formed a Nebraska partnership with MoorMan's, Inc. on December 30, 1997, known as "Quality Feeders." The Company has a 50% interest in the partnership. Quality Feeders will feed and raise CHB and ultimately supply the Company with sufficient CHB to meet customer demands. Quality Feeders buys cattle from Midland and other cattle dealers (who identify the cattle as CHB) then places the cattle on feedlots and oversees the feeding pursuant to CHB standards. There are currently approximately 6,000 head in the program.



               ITEM 2.  DESCRIPTION OF PROPERTY



     The Company leases office space from Cimmaron Properties, an entity owned by the Company's President, Gordon Reisinger and his wife, Barbara. The annual cost of the one year lease is $48,000. The Company believes the rental is at least as favorable as what it could obtain from an unaffiliated party. The leased office space of approximately 4,700 square feet, houses the Company's subsidiaries.

     The Company, through its Midland subsidiary, leases a feedlot in Red Oak, Iowa and owns the buildings, equipment and vehicles located on the feedlot. The lease is for a fifteen year term of which ten years remain and is at a rate of $3,300 per month. The feedlot, cattle pens, barns and working facilities are contained within approximately ten acres with additional pasture land available.



                  ITEM 3.  LEGAL PROCEEDINGS



     To the knowledge of management, there is no material litigation pending or threatened against the Company or its management. There is, however, an administrative proceeding before the United States Department of Agriculture initiated on July 16,
1997, by the Grain Inspection Packers and Stockyards Administration against Cimmaron Properties, Ltd., Wall Lake Cattle, Co., Inc.,
Midland Cattle Company and Gordon Reisinger. The complaint alleges violation of 7 USC section 181 et seq. by failing to pass on to customers original purchase shrink weight allowances when reselling livestock in seven instances and failure to maintain adequate records. Legal counsel has indicated that there is no evidence of a breach of the statute. The Company believes the allegations are based on the Government's mistaken belief that the Company was acting as a broker, when, in fact, the Company owned the cattle involved. The Company declined an opportunity to settle the case and intends to vigorously defend itself.

     The Company anticipates filing a Motion seeking summary disposition of the case without an administrative hearing. If the pre-hearing motion is not sustained, an administrative hearing will be held on the merits.

     The Company is not aware of any other material pending or threatened litigation to which the Company or any directors, officer or affiliate of the issuer is or would be a party.



           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS



     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending
December 31, 1997.

                            PART II



            ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS



     The Company's common stock is listed on the Over-The-Counter Bulletin Board under the symbol "HERF." As of December 31, 1997 the Company had 303 shareholders holding 14,679,415 common shares. Of the issued and outstanding common stock, 1,359,300 are free trading, the balance are "restricted securities" as that term is defined in Rule 144 promulgated by the Securities and Exchange Commission . The Company has never declared a dividend on its common shares and does not intend to pay cash dividends on its common shares in the near future.

     The Company's COMMON stock began trading in November of 1996. The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown or commissions. In addition, these quotations may not represent actual transactions.

                                BID PRICES          ASK PRICES
                              HIGH      LOW       HIGH      LOW

1996
First Quarter ended March 31   N/A       N/A       N/A       N/A
Second Quarter ended June 30   N/A       N/A       N/A       N/A
Third Quarter ended Sept. 30   N/A       N/A       N/A       N/A
Fourth Quarter ended Dec. 31   2.25     2.00      3.00      3.00

1997
First Quarter ended March 31  6.4375    2.00     6.5625    3.00
Second Quarter ended June 30  6.8125    6.375    6.875     6.500
Third Quarter ended Sept. 30  7.03125   6.500    7.125     6.625
Fourth Quarter ended Dec. 31  6.96875   3.4375   7.03125   3.625

     The foregoing figures were furnished to the Company by the National Quotation Bureau, 1 Penn Plaza, 15th Floor, New York, New York 10001.

PREFERRED STOCK

     The Company has authorized and issued 200,000 shares of Series A Preferred Stock, par value $.001 per share with no voting rights. The Series A Preferred Stock is senior to the Company's common stock and provides dividends payable monthly at a rate of $0.042 per Share of Series A Preferred Stock. Dividends are cumulative and accrue interest at the rate of 10% per year. The Series A Preferred Stock is redeemable by the Company upon notice for either
(a) $5.00 per share plus accrued dividends or (b) by conversion into shares of common stock based on the market price of the common stock on the date of conversion.

SALES OF UNREGISTERED EQUITY SECURITIES

     In March 1997, the Company commenced a private offering pursuant to the Securities and Exchange Commission Act of 1933, as amended, Regulation D, Rule 506, for 1,500,000 Units at $3.00 per Unit. Each Unit consisted of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock at $5.00 per share. The Company completed the offering in September 1997.

     In January 1998, the Company initiated a private offering pursuant to Securities and Exchange Commission Act of 1933, as amended, Regulation D, Rule 506, of Units at a price of $4.00 per Unit. Each Unit consists of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock at $6.00. The offering is for a minimum of $1,000,000 (250,000 Units) and a maximum of $3,360,000 (840,000 Units). As of
March 28, 1998, the Company has raised $1,000,500 through the sale of 250,125 Units before deducting offering expenses of $112,896.



             ITEM 6.  MANAGEMENT'S DISCUSSION AND
   ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



BASIS OF PRESENTATION

     Red Oak Hereford Farms, Inc., (the "Company"), is a Nevada corporation (previously named Wild Wings, Inc.) that is engaged through its wholly-owed subsidiary, Red Oak Farms, Inc., ("ROF") in the business of selling premium branded, fresh beef to retail and food service markets and extends unsecured credit to customers predominantly located in the southwest and midwest United States. The principal offices of the Company are located at 2010 Commerce Drive, Red Oak, Iowa 51566. The Company was incorporated under the laws of the State of Colorado on July 7, 1989 originally as Winter Ventures of Colorado, Inc. In December 1994, the Company's shareholders approved a name change to Wild Wings, Inc., and a change of corporate domicile from Colorado to Nevada.

     In February 1997, Red Oak Farms, Inc. ("ROF") was formed with the members of Mid-Ag, Inc., an LLC, contributing the assets and liabilities of Mid-Ag to ROF in exchange for all of the outstanding stock of ROF. On March 14, all of the outstanding stock of ROF was issued to the Company in exchange for 10,000,000 restricted common shares of the Company plus options to purchase an additional 3,000,000 shares of the Company. As a result of this transaction, ROF became a wholly-owned subsidiary of the Company. For accounting purposes, ROF is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by ROF. Prior to March 14, 1997, the Company operated a hunting and sporting clays club and had insignificant operations.

     On May 19, 1997, the Board of Directors of the Company approved an Agreement to exchange Stock pursuant to which the Company issued 1,538,462 restricted common shares of the Company in exchange for all of the issued and outstanding shares of Midland Cattle Company, Inc., an Iowa corporation ("Midland"). Started in 1985, Midland Cattle Company, as an Iowa joint venture, Midland reorganized on May 19, 1997 as a corporation formed under the laws of the state of Iowa. Midland is in the cattle brokerage business, supplying area feedlots with feeder cattle and actively marketing fed cattle. Midland's operations include acting as a broker for individuals and organizations looking to buy or sell cattle and Midland may purchase cattle short or long to cover customer requirements.

     On December 12, 1997, the Company formed another subsidiary, Red Oak Feeders, LLC, an Iowa limited liability company, ("Feeders"). Feeders was formed to develop a supply of CHB by financing the feeding of Hereford cattle for sale to ROF. On December 30, 1997, Feeders entered into a Nebraska partnership, "Quality Feeders", with MoorMan's, Inc. The partnership was formed to feed and raise CHB. Feeders has a 50% interest in Quality Feeders.

     The primary business activities of the Company are conducted through its subsidiaries, ROF and Midland. ROF is engaged in the management and marketing of CHB products. In this effort, ROF markets the CHB products and arranges the appropriate processing, packaging and delivery. Midland is engaged in the production of CHB cattle and in this effort Midland buys and sells feeder cattle in wholesale markets and places Hereford feeder calves and yearlings with feedlots approved for the CHB program.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ROF, Midland and Feeders. The Company has suffered recurring losses and negative cash flows from operations since its inception due to its start-up nature in establishing a premium branded Hereford beef product.
The Company has not yet been successful in establishing profitable operations and is in technical noncompliance with certain loan agreements. Subsequent to year-end, the Company's lenders terminated their relationships with the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management is in the process of renegotiating loan agreements, completing a private placement offering and increasing product awareness through marketing efforts to improve profitability and cash flow. Sales efforts are being made to change the product mix of sales to increase the volume percentage of branded versus commodity sales. In addition, the Company has developed a more formal operating plan including operating budgets to facilitate monthly analysis of operations. Although there is no assurance that the Company will be successful in achieving profitable operations, Management believes these steps will enhance the Company's ability to achieve favorable operating results. In addition, the report of the Company's Independent Certified Public Accountants contains an explanatory paragraph, expressing substantial doubt about the Company's ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of capital include, but are not limited to, cash flows from operations, the issuance of private debt, bank borrowings, and the issuance of equity securities. As the Company continues its investment in brand development, these resources will be critical to the success of the Company. The Company will require additional resources to move to the next stage of development.

     In March 1997, the Company initiated a private offering for 1,500,000 Units at $3.00 per Unit. Each Unit consisted of one share of the Company's common stock and a warrant to purchase a share of the Company's common stock at $5.00 per share. The Company completed the offering in September 1997 and raised $4,500,000 before deducting $421,685 in offering costs.

     On January 14, 1998, the Company commenced a private offering of Units at a price of $4.00 per Unit. Each Unit consists of one share of the Company's common stock and a warrant to purchase a share of the Company's common stock at $6.00. The offering is being made pursuant to Rule 506 of Regulation D of the Securities and Exchange Commission Act of 1933, as amended. The offering is for a minimum of $1,000,000 (250,000 Units) and a maximum of $3,360,000 (840,000 Units). As of March 28, 1998, the Company has
raised $1,000,500 through the sale of 250,125 Units before deducting offering expenses of $112,896. The Company anticipates that capital raised from this offering will be used for working capital and to implement the Company's marketing and consumer awareness plans.

     At December 31, 1997, ROF had a line of credit which provided borrowings up to $1,500,000, with a maturity date of January 31, 1998. On January 31, 1998, ROF's line of credit agreement was amended to extend the maturity date to February 28, 1998. The line of credit was paid and terminated in March 1998. On February 26, 1998, ROF entered into a bridge financing agreement with A&J Cheese Company. The agreement provides borrowings up to $15,000,000 and bears an interest rate of 12.97%, with thirty days interest payable in advance at the time of each loan advance.

     On April 13, 1998, ROF entered into an agreement in principle with KBK Capital Corporation to provide ROF an asset based line of credit. The line of credit will provide borrowings up to $4,000,000.

     Throughout 1997, Midland had a line of credit which provided borrowing up to $2,500,000. Midland's line of credit, as amended, extended the maturity date to March 31, 1998, at which time the bank terminated the line of credit. Midland is currently in the process of liquidating the loan through collateralized lockbox deposits and negotiating a new financing agreement with other lenders.

     ROF has made a capital commitment for a management information system that will require approximately $56,000 to third party vendors. The majority of this system cost will be financed through a lease from IBM.

     ROF is exploring value added production alternatives likely to be performed through third party processors. However, it may be necessary to acquire or lease certain production facilities, production equipment and or processes on a contractual basis to acquire this production capacity. At year end 1997, the Company did not have any capital commitments for value added production.

     At December 31, 1997, the Company had cash on hand of $12,993 versus $-0- at December 31, 1996. Net cash used in operating activities was $5.5 million for 1997 compared to $1.6 million for 1996, an increase of $3.9 million or 236.6%, primarily related to the operating losses and the payment of related operating liabilities.

     Net cash used in investing activities primarily related to the purchase of property, equipment and other assets of $80,000 and a 50% equity investment in Quality Feeders of $500,000.

     Net cash provided by financing activities of approximately $6,100,000 provided the resources in 1997 to fund the operating and investing activities. Funds were provided through the sale of common stock of $5.3 million, the issuance of notes payable of $500,000 and the utilization of a revolving line of credit of $400,000.

THE YEAR 2000 - MILLENNIUM BUG

     This concern, known as "The Year 2000" problem or "The Millennium Bug" is expected to effect a large number of computer systems and programs after the year 1999. The concern is that any computer function that requires a date calculation may produce errors. The Company plans on taking all steps necessary to prevent these errors from occurring. At present, the Company anticipates upgrades or fixes for its computing system in order to avoid any problems resulting from the Millennium Bug will cost approximately $10,000.

RESULTS OF OPERATIONS

     The Company, through its wholly-owned subsidiaries ROF and Midland, is in the business of collecting, producing, distributing, and marketing of CHB branded beef products. In late December 1997, the Company formed another subsidiary, Feeders, to enhance the supply of CHB cattle for sale to ROF. The objective of the Company is to provide premium branded beef products to the consumer. Channels of distribution are focused on retail, food service, and export. The Company's customers are retail and wholesale businesses that provide premium quality beef products to the consumer.

     Hereford Cattle are collected through Midland, Quality Feeders and the direct purchase of CHB from cattle feeders. These cattle are currently delivered to Nebraska Beef for processing. Slaughtered cattle are classified as CHB and commodity cattle. Commodity cattle and related by-products are sold to the third party processor, Nebraska Beef, by ROF. CHB cattle are further processed (fabricated) then made available for sale as CHB to the Company's customers.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997, WITH THE YEAR ENDED DECEMBER 31, 1996.

     NET SALES - Net Sales decreased to $105.3 million in 1997 from $123.4 million in 1996, a decrease of $18.1 million or 14.7%. This decrease is primarily from lower sales volume resulted from the loss of a large retail customer and a shift in the revenue base from the percent of "branded sales" to "commodity sales". Product not sold to "branded customers" is normally sold to "commodity customers" who do not recognize the premium value and will only pay commodity prices.

     COST OF GOODS SOLD - Cost of Goods Sold decreased to $105.9 million in 1997 from $123.7 million in 1996, a decrease of $17.8 million or 14.4%. This decrease resulted from lower sales volume demand as the Company is producing a perishable branded product that for the most part requires production that correlates with sales demand.

     GROSS PROFIT OR (LOSS) - Gross Loss increased $239,500 or 74.0% for 1997 from a loss of $323,500 for 1996, to a $563,000 loss for 1997. The increase in Gross Loss resulted from an overall decline in sales and an increase of product sold at commodity prices.

     OPERATING EXPENSES - Operating expenses increased to $3.7 million in 1997 from $2.2 million in 1996, an increase of $1.5 million or 64.2%. This increase includes an increase in marketing expenses, selling expenses and related staff to position the Company for future sales growth. In addition, in the fourth quarter, certain marketing expenses and professional fees, totaling $717,000, previously charged to Additional Paid in Capital, were charged to operating expenses materially increasing operating expenses.

     LOSSES FROM OPERATIONS - Losses from Operations increased to $4.2 million in 1997 from $2.5 million in 1996, an increase of $1.7 million or 65.5%. Marketing expenses and professional fees discussed above contributed $717,000 of this increase. Although additional marketing and selling expenses incurred to position the Company for significant sales growth contributed to the losses, the majority of the losses can be attributed to the Company not selling necessary volumes of product at "branded prices" to cover the minimum operating expenses required to operate the Company efficiently.

     OTHER INCOME / EXPENSE - Net other expense of $358,900 for 1996 decreased to $280,300 for 1997, a decrease of $78,600, primarily resulting from interest income. Interest expense decreased by $15,500 or 4.3% for 1997 from 1996, to $343,400.

     NET LOSS - As a result of the above, Net Losses increased by $1.6 million or 54.7% for the Company in 1997 from 1996, to $4.5 million or to 4.3% of net sales for 1997. The loss per share increased to $.33 from $.23.

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The new standard discusses how to report and display income and is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This standard requires enterprises to report information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statements, it is not expected to have a material impact on the presentation of the Company's consolidated financial statements.

INFLATION

     While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products or service through price increase to its customers without experiencing a reduction in the demand for its products; or that inflation will not have an overall effect on the beef market that would have a material affect on the Company.



                 ITEM 7.  FINANCIAL STATEMENTS



     The following financial statements of the Company are filed as a part of this report:

          Reports of Independent Certified Public Accountants; Consolidated Balance Sheets as of December 31, 1997 and
           December 31, 1996;
          Consolidated Statements of Operations for the years ended
           December 31, 1997 and December 31, 1996;
          Consolidated Statements of Stockholders' Equity for the
           years ended December 31,1997 and December 31, 1996; Consolidated Statements of Cash Flows for the years ended
           December 31, 1997 and December 31,1996;

          Notes to Consolidated Financial Statements.

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE



     On December 22, 1997, Baird Kurtz & Dobson resigned as the Independent Certified Public accountants of the Company. During the two most recent fiscal years there have been no disagreements with Baird Kurtz & Dobson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Baird Kurtz & Dobson's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles. The accountant's report contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

     On March 13, 1998, the Company retained BDO Seidman, LLP as the Company's Independent Certified Public Accountants.



                           PART III



      ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
             AND CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT



     The following table sets forth as of December 31, 1997 the name, age, and position of each executive officer and director and the term of office of each director of the Corporation.

     Name         Age   Position            Director or Officer Since

Gordon Reisinger   58   President, Director           March 14, 1997

John Derner        47   Chairman of the Board, VP     March 14, 1997

Charles Kolbe      56   Secretary, Director           March 14, 1997

Harley Dillard     49   Treasurer, Chief Financial
                           Officer                 December 10, 1997

David Ellicott     39   Assistant Secretary           March 14, 1997

James Powell       67   Director                      April 25, 1997

Leo DeSpain        57   Director                 March 14, 1997

Gene Weise         68   Director                 April 25, 1997

Norman Peterson    57   Director                 October 24, 1997

Henry H. Dickenson 64   Director                 October 24, 1997

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     GORDON REISINGER, DIRECTOR AND PRESIDENT. Mr. Reisinger resides at Rural Route 3, Red Oak, Iowa, 51566 and has been involved in many aspects of the cattle business. Prior to its acquisition by the Company, Mr. Reisinger was the managing partner and a 33.33% owner in Midland Cattle Company in Red Oak, Iowa which he formed in 1987. Midland is a cattle brokerage firm which buys and sells feeder cattle nationwide, including cattle for the CHB program. Mr. Reisinger was also a managing partner and a 33.33% owner in Mid-Ag prior to its acquisition by the Company. Mr. Reisinger has managed the Eldora Livestock auction his father built in 1939 and has been active in family farming and cattle operations, cattle feeding, commercial and farmer feedlot quality-control auditing and nationwide cattle brokering his entire life. Mr. Reisinger holds a Bachelors Degree in Animal Science from Iowa State University.

     JOHN DERNER, CHAIRMAN OF THE BOARD AND VICE-PRESIDENT. Mr. Derner resides at 2353 213 Avenue, Milford, Iowa 51351 and owns and manages an 8,000 head cattle feedlot and a substantial row crop operation in West Lake Okoboji, Iowa. Mr. Derner also owns a manufacturing company, Shell Rock Products, Inc. that manufactures and distributes numerous ornamental concrete products nationwide. Mr. Derner was also a 33.33% partner in Midland and Mid-Ag prior to their acquisition by the Company.

     CHARLES KOLBE, DIRECTOR AND SECRETARY. Mr. Kolbe resides at 2415 30th, Lake View, Iowa 51450 where he assumed ownership of a family farming and cattle feeding operations after obtaining a Bachelors Degree in Animal Science from Iowa State University. In addition to farming and cattle feeding operations, Mr. Kolbe has been active in the financial world, having held positions as a director and principal of banks in Iowa and Minnesota. Mr. Kolbe was a co-founder and 33.33% owner of Midland prior to its acquisition by the Company. He is on the executive committee of the Iowa Cattleman's Association, Iowa Beef Industry Council and the National Livestock and Meat Board. He is past president of the Iowa Cattleman's Association and past Chairman of the Iowa Beef Industry Council.

     HARLEY DILLARD, TREASURER AND CHIEF FINANCIAL OFFICER. Mr. Dillard's address is 10394 Zenobia Ct., Westminster, Colorado 80030. Mr. Dillard is relocating to Red Oak, Iowa. After graduating from Colorado State University with a Bachelors of Science Degree in Business, Mr. Dillard worked in public accounting and then with Monfort of Colorado in several capacities, including plant Controller for the Monfort Greeley Slaughter Plant and Controller for the Monfort Portion Foods Division. He gained more consumer product experience as Controller and director of finance for the Denver based Coca-Cola Franchise. From 1984 until 1996, Mr. Dillard held positions with Robertson Associates Manufacturing, Inc., ("RAMI") an aluminum beverage packaging manufacturer. Mr. Dillard joined RAMI as Controller and was promoted to Vice President and Chief Financial Officer. Since 1996, Mr. Dillard was General Manger of Cruisin Cuisine/WP&G Distributing, a privately held manufacturer and distributor of wholesale food products. Mr. Dillard is a Certified Public Accountant.

     DAVID H. ELLICOTT, ASSISTANT SECRETARY. Mr. Ellicott resides at RR2, Box 104, Red Oak, Iowa 51566. Mr. Ellicott is well-versed in livestock production and marketing, particularly in areas of manufacturing, processing, distribution and retail marketing and merchandising. Previously an upper-level manager for King Soopers, Inc., a Colorado based retail supermarket chain with over 14,000 employees, he is experienced in the fundamental needs and requirements of Red Oak's primary customer base. Mr. Ellicott was with King Soopers, Inc. for fourteen years. In September 1994, Mr. Ellicott joined Mid-Ag and is currently general manager of Red Oak Farms. Mr. Ellicott holds a Bachelors Degree in Animal Science from Colorado State University.

     JAMES POWELL, DIRECTOR. Mr. Powell's address is P. O. Box 98, Ft. McKavett, Texas 76841. Mr. Powell raises registered Hereford and commercial Angus cattle on ranches in Texas and Nebraska. Mr. Powell received a bachelor's degree from Rice University in 1951 and did graduate work at the University of Texas, Austin. He served as a lieutenant junior grade in the U.S. Navy from 1952 to 1954. In 1962, Mr. Powell was president of the Texas Sheep and Goat Raisers Association and president of the National Wool Growers Association from 1969 to 1970. From 1960 to 1964, Mr. Powell was a member of the advisory committee for the Packers and Stockyards Administration, USDA and in 1975, Mr. Powell was named a member of the Secretary of Agriculture's technical Advisory Committee for Multilateral Trade Negotiations. Mr. Powell has been a member of the Governor's Small-Town Task Force, President of the Board of Regents for the Texas State University System, chairman of the Board of Regents for the University of Texas System, chairman of the National Cattleman's Association Tax Committee, and a member of the executive board of the National Livestock Tax Committee. Mr. Powell has served on the Governor's's Task Force on Agricultural Development, the Governor's Committee on Water Resources Management, Concho Valley Boy Scout Council Executive Committee and Rice Fund Council.

     Mr. Powell is a recipient of the Outstanding Conservationist Award of the Eldorado-Divide Soil and Water Conservation District and also "Man of the Year in Texas Agriculture," presented by the Texas County Agents Association. He was named 1987 "Man of the Year in Texas Agriculture" by Progressive Farmer magazine. In 1990, Mr. Powell was inducted into the International Stockmen's School Hall of Fame.

     Mr. Powell is a past director of Texas Commerce Bancshares, Houston; Texas Commerce Bank of San Angelo ("TSCRA"); First National Bank of Eldorado, Texas; and Crockett County National Bank of Ozona, Texas. He has previously served as Chairman of First National Bank of Mertzon and now serves as an advisory director. Mr. Powell currently serves as a director on the board of Southwest Bancshares, Inc. He has been a TSCRA director since 1975 and was elected President in March 1988. He is a director of the Angelo Community Foundation, San Angelo; elder of the First Presbyterian Church, Chancellor's Council; the Board of Visitors for M.D. Anderson Hospital, Houston; and is a member of Rice Associates.
Mr. Powell is currently a director of Central and Southwestern
Corporation.

     LEO M. DESPAIN, DIRECTOR. Mr. DeSpain grew up on a small dairy farm in southwest Missouri and now resides at 13910 West 55th Terrace, Shawnee, Kansas 66216. Mr. DeSpain graduated from the University of Tulsa with a degree in Marketing and has completed course work toward a Masters degree at the University of Missouri at Kansas City. He has thirty three years extensive work experience in food sales and marketing, primarily for Oscar Mayer Foods. Beginning his career with Oscar Mayer in 1964, Mr. DeSpain has held the position of Sales Representative, Account Manager, Territory Sales Manager and District Sales Manager. He has been responsible for hiring, training and developing employees and has special skills in developing long-term, solid business relationships.

     GENE WEISE, DIRECTOR. Mr. Wiese's address is P. O. Box 305, Manning, Iowa 51455. Mr. Wiese attended Iowa State University and graduated in 1951 with a degree in Animal Science. He is a partner of Wiese & Sons, a cattle breeding firm that has produced Hereford cattle since 1912. Mr. Wiese has an extensive history and experience in producing, selling and judging beef breeding cattle throughout the United States and abroad. He is a Board member of the National Cattlemen's Beef Association and is Past President of both the American Hereford Association and the Iowa Cattlemen's Association.

     NORMAN PETERSON, DIRECTOR. Mr. Peterson's address is 4001 West 104th Terrace, Overland Park, KS 66207. Mr. Peterson brings over thirty years experience in the banking and finance industries to the Company. Graduating from Bethel College with majors in Business Administration and Speech, Mr. Peterson began his career in 1963 with Lincoln Production Credit Association. From 1963 to 1969, Mr. Peterson was a Branch Manager, responsible for $10 million in agriculture loans and achieved National Field Office Manager of the Year award for the fastest growing office in the nation. In 1969, Mr. Peterson was promoted to Vice President and was responsible for loans totaling in excess of $50 million. Mr. Peterson remained at Lincoln Production Credit Association until 1980. From 1974 to 1980, Mr. Peterson was a senior officer, director and major shareholder in a holding company that owned Platte Valley Bank & Trust Company, a commercial bank in central Nebraska with excess of $100 million in assets. Mr. Peterson supervised and approved all loan activity, 95% of which was agriculture. Mr. Peterson was also a majority stock owner in three additional banks in Nebraska and Iowa. Since 1984, Mr. Peterson has been the president of a family owned corporation, Peterson & Sons Holding Company, which is a corporation involved in financial consulting and investing, primarily in the agriculture industry. Peterson & Sons Holding Company is a large stockholder in Advanced Financial, Inc., and has other various investments. Form 1988 to 1991, Mr. Peterson was a financial consultant and director for Miller Feed Lot where he supervised the credit division which loaned $25 million a month to borrowers who owned cattle in the lot. Since 1984 Mr. Peterson has been the Chairman & CEO of AFI Mortgage Corporation, a full service mortgage banking company with 105 employees nationwide. Since 1988, Mr. Peterson has been the President & CEO of Advanced Financial, Inc., a public company trading on the OTC Bulletin Board and the parent company of AFI Mortgage Corporation.

     HENRY H. DICKENSON, DIRECTOR. Mr. Dickenson's address is 3901 East 104th Terrace, Overland Park, Kansas, 66207. From 1974 to 1997, Mr. Dickenson was the Chief Executive Officer of the American Hereford Association. Under his direction, the research study that led to the development of Certified Hereford Beef was initiated and completed. He is past president of the U.S. Beef Breeds Council and the National Pedigree Livestock Council. Mr. Dickenson received a Bachelor of Science degree in Animal Science from the VA Tech. University.


     There are no family relationships between any of the Company's officers and directors. In addition, none of the officers and directors have been involved in certain legal proceeding which require disclosure in this annual report of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The issuer is not subject to the provisions of Section 16(a).



               ITEM 10.  EXECUTIVE COMPENSATION



     The following table sets forth certain summary information concerning the compensation paid or accrued over each of the Registrant's last three fiscal years to the Company's, or its principal subsidiaries, chief executive officers during such period (as determined at December 31, 1997 the end of the Registrant's last completed fiscal year).

                  SUMMARY COMPENSATION TABLE

                                                    Long Term Compensation
                          Annual Compensation         Awards       Payouts
                                          Other    Restr-               All
                                          Annual   icted  Number LTIP   Other
Name and Principal                        Compen-  Stock    of  Payouts Compen
    Position        Year Salary   Bonus   sation   Awards Options      -sation
                                            (1)      (2)                  (3)

Gordon Reisinger(4) 1997 $100,000 $106,802   -0-     -0-   5,000 -0-   $121,500
President/ Treasurer/
Director

David N. Nemelka    1996  $6,000      $510   -0-          72,500  -0-     -0-
CEO                 1995     -0-    $3,310                         -0-   $11,500

Brenda M. Hall      1996  $1,500      -0-    -0-           2,500  -0-    $1,257
CEO

Michael J. Roller5) 1997  $70,400  $50,000   -0-     -0-  75,000  -0-      -0-
Treasurer/Director

Harley Dillard (6)  1997     -0-      -0-    -0-     -0- 100,000  -0-   $5,500
Treasurer/Chief
Financial Officer



        (1) In 1995, David N. Nemelka was paid a total of $3,310 in sales commissions for soliciting the sale of memberships in Wild
Wings, Inc. In 1996, Mr. Nemelka was paid a total of $510 for similar sales commissions.

        (2)Values of Restricted Stock Awards shown in the Summary
Compensation Table are based on the average market price of the Company's common stock on the date of the grant.

        (3) Mr. Reisinger receives management fees from the Company payable to Cimmaron Properties, a consultant to the Company, which is owned by Mr. Reisinger in the amount of $100,000 per year. In addition, as a member of the Board of Directors, Mr. Reisinger is compensated for attending Board meetings at a rate of $500 per meeting and which were held three times in 1997 for a total of $1,500. The Company, pursuant to a consulting agreement, paid $11,500 in consulting fees for services performed by McKinley Capital during the period August through December of 1995, an entity owned and controlled by Mr. Nemelka. In 1996, the Company paid $1,257 to Dassity, a business owned by Mrs. Hall, for bookkeeping fees and services performed from January to October of 1996. Mr. Derner received compensation for attending three Board of Directors meetings at a rate of $500 per meeting for a total of $1,500.

        (4) Mr. Reisinger received $106,802 paid to Cimmaron Properties for management fees.

        (5) Michael J. Roller resigned from the Company as Treasurer and Director and as CEO of ROF, effective October 15, 1997.

        (6) Mr. Dillard assumed his duties as Treasurer and Chief
Financial Officer for the Company on December 10, 1997 and received consulting fees in 1997. Mr. Dillard begins regular salary of $84,000 annually in 1998.

BONUSES AND DEFERRED COMPENSATION

        The Company does not have any bonus, deferred compensation, employee benefit, or retirement plan. Such plans may be adopted by the Company at such time as deemed reasonable by the board of directors.

STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

               OPTION GRANTS IN LAST FISCAL YEAR
                       INDIVIDUAL GRANTS


                           % of Total
                           Options
                           Granted to    Exercise               Value at
                  Options  Employees    Price Per   Expiration  Date of
Name              Granted  in Fiscal Yr. Share        Date      Grant ($)


Gordon Reisinger(1)   5,000      .5      $6.75   July 25, 2007    $33,750

Harley Dillard(2)   100,000    11.79     $4.25   Dec. 10, 2007   $425,000

Michael J. Roller(3) 75,000     8.84     $6.50  April 25, 2007   $487,500



        (1) Directors options issued pursuant to Board of Directors resolution dated July 25, 1997.

        (2) Options issued pursuant to the Company's 1997 Stock Option Plan granted on December 10, 1997.

        (3) Options issued pursuant to an employment agreement.

        The Board of Directors adopted the 1997 Stock Option Plan and reserved 1,000,000 Shares of Common Stock of the Company for issuance upon the exercise of options which the Board of Directors has the authority to grant to key employees, officers, directors and consultants of the Company as part of the Plan. As of December 31, 1997, the Company has granted options for 758,000 shares pursuant to this plan. To date, none of the options issued pursuant to this plan have been exercised.

COMPENSATION OF DIRECTORS

        The Company pays each director $500 along with reimbursement for travel and expenses for each Board of Directors meeting attended. Further, the Company granted each director an option to purchase up to 5,000 shares of the Company's restricted common stock. The option may be exercised for the purchase of 1,000 shares per year over a period of five years following one year of service on the Board of Directors. The option provides piggy-back registration rights for the shares underlying the options. The option exercise price is $6.75, based on the Fair Market Value of the stock as of the day of grant, and the options expire ten years from the date of grant.

        Gordon Reisinger, President and Director of the Company receives consulting fees from the Company for services provided by Cimmaron Properties, an entity owned and controlled by Mr.
Reisinger.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

        There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.



           ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT



        The following table sets forth as of December 31, 1997 the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 14,679,415 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of     Name Of              Amount and Nature of  Percentage
Class        Beneficial Owner     Beneficial Ownership   of Class

Common     Gordon Reisinger          4,842,320 (1)       32.987
             Rural Route 3
             Red Oak, Iowa 51566

Common  Cimmaron Investments, LP      2,300,000          15.668
             RR 3
             Red Oak, Iowa 51566

Common  John Derner                   5,089,821 (2)      34.673
             2353 213 Avenue
             Milford, Iowa 51351

Common  JKSBM, LP                     2,300,000          15.668
             2353 213 Avenue
             Milford, Iowa 51351

Common  Charles Kolbe                 711,821 (3)        4.849
             2415 30th
             Lake View, Iowa 51450

Common  David Ellicott                199,000             1.355
             RR 2, Box 104
             Red Oak, Iowa 51566

Common  Harley Dillard                -0-                 -0-
             10394 Zenobia Ct.
             Westminster, CO 80030

Common  James Powell                  10,000              0.0068
             P. O. Box 98
             Ft. McKavett, TX 76841

Common  Leo DeSpain                   10,000              0.0068
             13910 West 55th Terrace
             Shawnee, Kansas 66216

Common  Gene Weise                    10,000              0.0068
             P. O. Box 305
             Manning, IA 51455

Common  Norm Peterson                15,000 (4)           .0102
             4001 West 104th Terrace
             Overland Park, KS 66207

Common  Henry H. Dickenson            4,333              0.0029
             3901 West 104th Terrace
             Overland Park, KS 66207

Common  All Officers, Directors
             as a Group:            10,892,295           74.201
             (10 persons)



(1) Includes 512,820 shares owned by Cimmaron Properties which is owned and controlled by Gordon Reisinger and 2,300,000 shares owned by Cimmaron Investments, LP, a family partnership controlled by Gordon Reisinger.

(2) Includes 2,300,000 shares owned by JKSBM, a family limited partnership, which is owned and controlled by John Derner and 512,821 shares owned by Derner's of Milford, a company controlled by John Derner.

(3) Includes 512,821 shares owned by Wall Lake Cattle Company, a company controlled by Charles Kolbe.

(4) These shares are owned by Peterson & Sons, of which Norman
Peterson is the President and is considered to have beneficial ownership.



             ITEM 12.  CERTAIN RELATIONSHIPS AND
                  RELATED PARTY TRANSACTIONS



        Other than as described herein the Company is not expected to have significant further dealings with affiliates. Presently none of the officers and directors have any transactions which they contemplate entering into with the Company, aside from the matters described herein.

        The Company acquired Midland Cattle Company, which was owned by equal partners, Gordon Reisinger, Charles Kolbe and John Derner who are now directors of the Company. As a part of the acquisition, the Company effected a share exchange causing Midland to become a wholly owned subsidiary of the Company. In exchange for all of the issued and outstanding shares of Midland, the
Company issued 1,538,462 restricted common shares to the Midland
owners.   In addition to the shares, the Company was obligated,
pursuant to the terms of the exchange, to pay the Midland owners a return of capital in an aggregate amount of one million dollars.
The Company and the Midland owners renegotiated the return of capital requirement and agreed to accept a total of 200,000 shares of the Company's Series A Preferred Stock in lieu of the return of capital. This Agreement was not negotiated at arms-length and may present a conflict of interest; further, the shareholders of the Company did not vote to approve this transaction nor did the shareholders have the opportunity to object to this acquisition. Nonetheless, the Company believes the terms were no more favorable to the Midland owners than they would have negotiated with an unaffiliated entity. The Series A Preferred Stock does not have any voting rights and is senior to the Common Stock of the Company. The Series A Preferred Stock provides dividends payable monthly at a rate of $0.042 per share of Series A Preferred Stock. Dividends are cumulative and accrue interest at the rate of 10% per year.
The Series A Preferred Stock is redeemable by the Company upon notice for either (a) $5.00 per share plus accrued dividends or (b) by conversion into Shares of Common Stock based on the market price of the Shares on the date of conversion.

        The Company sells cattle to and/or purchases cattle from the following parties: Cimmaron Properties which is owned by Gordon and Barbara Reisinger; Derner's of Milford, owned 100% by John Derner; Wall Lake Cattle Company which is owned 100% by Charles Kolbe; Gene Weise, a Director of the Company; James Powell, a Director of the Company; Reitkull, Inc., a company owned by Johnny Walker who is a shareholder of the Company and General Manager of the Company's subsidiary, Midland; Don Schomers, a shareholder of the Company and an employee of Midland; Tom Feller, a shareholder of the Company; and Greg Reisinger, a shareholder of the Company and the brother of Gordon Reisinger. All cattle sale and purchase contracts were negotiated based upon fair market value.

        In connection with the related party cattle transactions, Midland may finance the transaction and thus provide liquidity to the related party under less than arms-length terms. A related party may wish to purchase cattle from a rancher and finance the purchase through Midland, who brokers the transaction. The cattle are delivered to the related party; Midland collects funds from the related party (or finances the transaction) and pays the rancher. When the cattle are sold, payment from the sale flows through Midland who settles the transaction by remitting payment to the related party, less an interest factor (or possibly the reduction of a receivable). Ownership risk of the cattle is never assumed by Midland; and the amounts involved with the exception of any interest, are pass-through in nature.

        In addition, on cattle sales to related parties, the Company may sometimes give more favorable repayment terms, such as extended credit with no interest.

        The Company contracts with Jock War, Ltd., a company owned by Johnny Walker, an employee of the Company and son-in-law to Gordon Reisinger, and in which Gordon Reisinger and Charles Kolbe each have a 20% interest, for transporting cattle. Cimmaron West is another company that Red Oak contracts with for freight on cattle. Gordon Reisinger has a 25% interest and Johnny Walker has a 20% interest in Cimmaron West. The Company also contracts with Schwarg, a company owned by Johnny Walker (25%), Gordon Reisinger (25%) and a third non-affiliated party. Freight contracts are no less favorable to the Company than the current cattle freight rates.

        The Company's current office space and feedlot is leased from Gordon and Barbara Reisinger at a rate of $4,000 per month, which is no less favorable to the Company than what it could obtain in the local market.

        The Company also employs Cimmaron Properties (owned by Gordon Reisinger) as a consultant to the Company. For consulting services, the Company pays management fees to Gordon Reisinger through Cimmaron Properties.

        Charles Kolbe, a director and officer of the Company receives $5,000 per month as management fees through Wall Lake Cattle
Company (a consultant to the Company) for services to the Company. Mr. Kolbe was recently disabled and the Board of Directors approved continuing his compensation for six months during a medical leave of absence from July through December 1997. In
January 1998, Mr. Kolbe resumed his duties for the Company.

        Beginning November 1, 1997, John Derner, a director and officer of the Company received $5,000 per month compensation for services to the Company.

        During the twelve months ended December 31, 1997, the Company paid a total of $376,960 in management fees of which $368,960 was paid to entities controlled by Gordon Reisinger, John Derner and Charles Kolbe, directors and officers of the Company.

        Mr. Reisinger and Mr. Derner have personally guaranteed loans payable to MoorMan's Inc., in the total amount of $1,000,000, taken by the Company. Further, Mr. Reisinger, Mr. Derner and Mr. Kolbe have personally guaranteed the revolving lines of credit taken out by Red Oak Farms and/or Midland Cattle Company as well as personal guarantees on the loan from the Iowa Department of Economic Development.

        The Company is guarantor on a note payable of $1,000,000 for Gordon Reisinger. The loan was taken out by the President to cover costs for feeding and purchasing cattle for the CHB program. Additionally, the Company through its subsidiary, Feeders, has a note payable to a major shareholder in the amount of $250,000.


                            PART IV



          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K



(a)  Reports on Form 8-K.

        The Company filed an 8-K Current Report on December 29, 1997 reporting the resignation of Baird Kurtz & Dobson as its certifying accountant.

        On March 13, 1998, the Company filed an 8-K Current Report stating it had retained BDO Seidman, LLP as the Company's certifying accountant.

(b) Exhibits. The following exhibits are included as part of this report:

         SEC Exhibit
Exhibit  Reference
Number   Number         Title of Document                Location

3.01      3      Articles of Amendment to the Articles   Incorporated
                 of Incorporation                        by reference*

3.02      3      Articles of Incorporation               Incorporated
                                                         by reference*

3.03      3      Bylaws                                  Incorporated
                                                         by reference*

10.01    10      Operating Agreement for Red Oak         Attached
                 Feeders, LC

10.02    10      Quality Feeders Partnership Agreement   Attached

10.03    10      Nebraska Beef Contract                  Attached

27.01    27      Financial Data Schedule                 Attached

*Incorporated by reference from the Registrant's registration statement on Form SB-2, as amended, filed with the Commission, SEC file no. 33-89714.

                          SIGNATURES




        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:                           Red Oak Hereford Farms, Inc.
                                      a Nevada corporation

4/27/98                                   By: /s/ Gordon Reisinger


                                      Gordon Reisinger, President

DATE              NAME AND TITLE      SIGNATURE

4/27/98           Gordon Reisinger         By: /s/ Gordon Reisinger
                  President/Director

                                      Gordon Reisinger, President


4/27/98                                    By: /s/ Harley Dillard
                  Harley Dillard
                  Treasurer/Chief Financial
                  Officer

                     RED OAK HEREFORD FARMS, INC.

                      DECEMBER 31, 1997 AND 1996


                               CONTENTS




INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORTS. . . . .     1-2


CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS. . . . . . . . . . . . . . . . ..  3-4
CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . .    5
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY . .  6
CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . .7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . .   8-19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Red Oak Hereford Farms, Inc.
Red Oak, Iowa


We have audited the accompanying consolidated balance sheet of Red Oak Hereford Farms, Inc. as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Oak Hereford Farms, Inc. at December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations since its inception, and is in technical non-compliance with certain loan agreements. In addition, subsequent to year-end, the Company's lenders terminated their relationships with the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /S/ BDO Seidman, LLP


Chicago, Illinois
March 28, 1998

                   INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Red Oak Hereford Farms, Inc.
Red Oak, Iowa


     We have audited the accompanying consolidated balance sheet of RED OAK HEREFORD FARMS, INC. (formerly MID-AG, L.C. and MIDLAND CATTLE COMPANY) as of December 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RED OAK HEREFORD FARMS, INC. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and deficit cash flows, and is in technical noncompliance with its loan and producer license agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


  /S/ BAIRD, KURTZ & DOBSON


Kansas City, Missouri
February 7, 1997

                     RED OAK HEREFORD FARMS, INC.

                     CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1997 AND 1996


                                ASSETS

                                           1997           1996
CURRENT ASSETS
  Cash                             $      12,993       $
  Accounts receivable

   Trade, less allowance
     for doubtful accounts
     of $10,000                        2,920,939         3,996,748
   Related parties                     1,102,565           497,433
  Inventories                            989,190         1,021,031
  Prepaid expenses
    and other assets                      96,404           107,856
                                     -----------       -----------
   Total current assets                5,122,091         5,623,068
                                     -----------       -----------

PROPERTY AND EQUIPMENT, AT COST
  Buildings and
   leasehold improvements                292,574           281,845
  Vehicles and equipment                 237,878           177,115
                                        --------           -------
                                         530,452           458,960
  Less accumulated
      depreciation                       224,088           163,451
                                     -----------       -----------
       Net book value                    306,364           295,509
                                     -----------       -----------
OTHER ASSETS
  Investment in partnership              500,000
  Other assets                            47,229            70,312
                                     -----------       -----------
   Total other assets                    547,229            70,312
                                     -----------       -----------
                                     $ 5,975,684       $ 5,988,889
                                     -----------       -----------





See Accompanying Notes to Consolidated Financial Statements

                       RED OAK HEREFORD FARMS, INC.

                        CONSOLIDATED BALANCE SHEETS

                        DECEMBER 31, 1997 AND 1996


                               LIABILITIES

                                        1997               1996
CURRENT LIABILITIES
  Revolving bank
      lines of credit               $ 1,270,294       $    846,218
  Current maturities
   of long-term debt                  1,029,015          1,018,063
  Accounts payable

   Trade                                546,691          2,166,582
   Related parties                       54,528            160,923
  Accrued expenses                      100,380            128,713
  Current maturities
  of deferred income                    100,000
                                      ---------          ---------
     Total current
        liabilities                   3,100,908          4,320,499
                                      ---------          ---------
LONG-TERM LIABILITIES
  Deferred income                       200,000            300,000
  Long-term debt                        971,694            477,647
                                      ---------          ---------
   Total long-term
       liabilities                    1,171,694            777,647
                                      ---------          ---------
Total liabilities                     4,272,602          5,098,146
                                      ---------          ---------
Commitments, contingencies and other matters (Notes 2,3,5,7,8 and 11)

                    STOCKHOLDERS' EQUITY

  Common stock, $.001 par value,
   authorized 50,000,000 shares;
   issued and outstanding
   14,429,290 shares                    14,430
  Cumulative preferred stock,
   $.001 par value, authorized
   5,000,000 shares;
   issued and outstanding
   200,000 shares                          200
  Additional paid-in capital         5,738,605
  Retained earnings (deficit)       (4,050,153)
  Members'/Partners' equity                                890,743
                                   -----------       -------------
Total stockholders' equity           1,703,082             890,743
                                   -----------       -------------
                                   $ 5,975,684         $ 5,988,889
                                   -----------       -------------





See Accompanying Notes to Consolidated Financial Statements

                       RED OAK HEREFORD FARMS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                 1997               1996
NET SALES
  Related parties          $  13,100,627       $ 11,560,272
  Others                      92,225,066        111,860,449
                             -----------        -----------
                             105,325,693        123,420,721
                             -----------        -----------
COST OF GOODS SOLD
  Related parties              8,591,917         14,099,265
  Others                      97,296,817        109,645,010
                             -----------        -----------
                             105,888,734        123,744,275
                             -----------        -----------

GROSS PROFIT (LOSS)             (563,041)         (323,554)

OPERATING EXPENSES             3,654,763          2,225,492
                              ----------         ----------

LOSS FROM OPERATIONS          (4,217,804)        (2,549,046)
                              ----------         ----------
OTHER INCOME (EXPENSE)
  Interest Income                 63,062
  Interest Expense              (343,404)         (358,881)
                               ---------          ---------
                                (280,342)         (358,881)
                               ---------         ----------

NET LOSS                      (4,498,146)       (2,907,927)

PREFERRED STOCK
DIVIDEND REQUIREMENT             (17,010)            -
                            -------------      -------------
NET LOSS APPLICABLE
 TO COMMON STOCKHOLDERS     $ (4,515,156)      $ (2,907,927)
                            -------------      -------------
BASIC AND DILUTED
LOSS PER SHARE                $   (0.33)         $  (0.23)
                              ----------         ---------
WEIGHTED AVERAGE
 SHARES OUTSTANDING           13,618,705         12,498,462
                               ---------         ----------







See Accompanying Notes to Consolidated Financial Statements
                            5

                RED OAK HEREFORD FARMS, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

       FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                            PREDECESSOR ENTITIES             RED OAK HEREFORD FARMS, INC.
                            ---------------------     ---------------------------------------------
                                                               CUMULATIVE   ADDITIONAL    RETAINED
                             MEMBERS'    PARTNERS'    COMMON   PREFERRED    PAID-IN       EARNINGS
                             EQUITY      EQUITY       STOCK    STOCK        CAPITAL       (DEFICIT)   TOTAL

BALANCE, JANUARY 1,1996     $1,354,363  $954,307    $         $           $              $          $2,308,670

CAPITAL CONTRIBUTIONS        1,492,500    47,500                                                      1,540,000

CAPITAL DISTRIBUTIONS                    (50,000)                                                       (50,000)

NET INCOME (LOSS)           (2,834,858)  (73,069)                                                    (2,907,927)
                             ---------   -------    ------    --------     ---------     --------     ---------
BALANCE, DECEMBER 31,1996       12,005   878,738                                                        890,743

PURCHASE OF TREASURY STOCK     (31,000)                                                                 (31,000)

DISTRIBUTION OF JOINT VENTURE            (60,459)                                                       (60,459)

CONTRIBUTION OF NET ASSETS
  OF PREDECESSORS TO RED OAK
  HEREFORD FARMS, INC.IN
  EXCHANGE FOR COMMON STOCK    533,402               10,960                (517,500)                      26,862

CONTRIBUTION OF NET ASSETS
 OF MIDLAND CATTLE COMPANY,
 INC. IN EXCHANGE FOR
 COMMON STOCK                           (884,693)     1,538      200        882,955

ISSUANCE OF COMMON STOCK
 SALE OF PRIVATE PLACEMENT                            1,500               4,498,500                     4,500,000

EXERCISE OF 400,000 STOCK
 OPTIONS                                                400               1,199,600                     1,200,000

ISSUE OF COMMON STOCK
 FOR SERVICES                                            32                  96,735                        96,767

STOCK OFFERING COSTS                                                       (421,685)                     (421,685)

NET INCOME (LOSS)             (514,407)  66,414                                         (4,050,153)    (4,498,146)
                             ---------   -------    ------    --------     ---------     --------     ---------

BALANCE, DECEMBER 31, 1997   $         $            $14,430     $200    $ 5,738,605    $(4,050,153)   $ 1,703,082
                             ---------   -------    ------    --------     ---------     --------     ---------

See Accompanying Notes to Consolidated Financial Statements

                         RED OAK HEREFORD FARMS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                       1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                       $  (4,498,146)   $(2,907,927)
 Adjustments to reconcile
 net loss to net cash used
 in operating activities:
   Depreciation and amortization        93,564         78,179
   Services rendered in
      exchange for common stock        123,629
   Changes in:
     Accounts receivable               470,677        215,562
     Inventories                        31,841        438,388
     Prepaid expenses                   11,452        (55,317)
     Accounts payable
        and accrued expenses        (1,754,620)       590,824
                                    ----------      ---------
       Net cash used in
        operating activities        (5,521,603)    (1,640,291)
                                    ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property
      and equipment                   (71,491)        (50,387)
  Change in other assets               (9,844)        (41,952)
  Investment in partnership          (500,000)
                                     ---------        --------
       Net cash used
    in investing activities          (581,335)        (92,339)
                                     ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                             1,540,000
  Net proceeds from
   issuance of common stock          5,278,315
  Proceeds from issuance
    of forgivable loan                                200,000
  Net borrowings (payments)
    on line of credit                 424,076      (1,453,080)
  Proceeds on issuance
   of long-term debt                  524,560       1,500,000
  Payments on long-term debt          (19,561)         (4,290)
  Purchase of treasury stock          (31,000)
  Distributions paid                  (60,459)        (50,000)
                                    ----------      ----------
 Net cash provided
  by financing activities           6,115,931       1,732,630
                                    ---------       ----------

INCREASE IN CASH                       12,993               -
CASH, BEGINNING OF PERIOD                   -               -
                                   ----------      ----------
CASH, END OF PERIOD                $   12,993      $        -
                                   ----------       ---------




See Accompanying Notes to Consolidated Financial Statements

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING  POLICIES

BUSINESS REORGANIZATION - REVERSE ACQUISITION

     On March 14, 1997, Wild Wings, Inc. (known now as Red Oak Hereford Farms, Inc., the "Company") entered into an Agreement and Plan of Reorganization (the "Acquisition") with Red Oak Farms, Inc., an Iowa Corporation, ("Red Oak"). Pursuant to the terms of the Acquisition, Wild Wings, Inc. effected a reverse acquisition by acquiring all of the issued and outstanding stock of Red Oak from the stockholders of Red Oak in exchange for 10,000,000 restricted shares of the $.001 par value common stock plus options to purchase an additional 3,000,000 shares of Wild Wings, Inc. As a result of the Acquisition, Red Oak became a wholly-owned subsidiary of Wild Wings, Inc. At a Special Meeting of Shareholders held March 14, 1997, the Shareholders approved the Acquisition and voted to change the company name from Wild Wings, Inc. to Red Oak Hereford Farms, Inc. For accounting purposes, Red Oak is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by Red Oak at historical cost. Prior to March 14, 1997, Wild Wings, Inc. operated a hunting club and had insignificant operations and, accordingly, the accompanying financial statements reflect the financial position and results of operations of Red Oak.

NATURE OF OPERATIONS

     The Company is a Nevada corporation that is engaged in the business of selling premium, branded, fresh beef to retail and food service markets, through its wholly-owned subsidiary, Red Oak, and is engaged in buying and selling feeder cattle in the wholesale markets through its wholly-owned subsidiary, Midland Cattle Company, Inc. , an Iowa corporation ("Midland"). The Company extends unsecured credit to customers predominantly located in the Southwest and Midwest United States.

     In February 1997, Red Oak was formed with the members of Mid-Ag, LC, contributing the assets and liabilities of Mid-Ag to Red Oak in exchange for all of the outstanding stock of Red Oak. Red Oak was then acquired by the Company in the transaction described above.

     On May 19, 1997, as a condition of the Acquisition stated above, the Board of Directors of the Company approved an agreement to exchange stock pursuant to which the Company issued 1,538,462 restricted common shares of the Company in exchange for all of the issued and outstanding shares of Midland. As a result of this transaction Midland became a wholly-owned subsidiary of the Company. For accounting purposes, the Company and Midland were deemed to be under common control and, therefore, the transaction is being accounted for in a manner similar to pooling of interests, whereby assets and liabilities are reported at historical values. Accordingly, the financial statements have been restated to include the accounts and operations of Midland.

     On December 12, 1997, the Company formed a subsidiary,
Red Oak Feeders, LLC, an Iowa limited liability company
("Feeders"), to develop a supply of Certified Hereford Beef registered trademark ("CHB") for the Company by financing the feeding of CHB cattle for sale to Red Oak. Feeders intends to issue notes to experienced cattle investors and use the proceeds for the limited purpose of feeding cattle. Feeders commenced operations at the end of December 1997, through a 50% investment in a joint venture, Quality Feeders, a Nebraska partnership with MoorMan's, Inc. Quality Feeders, whose operations commenced in January 1998, will feed and raise
CHB to provide a supply of CHB cattle to meet customer demands. Quality Feeders will buy cattle from Midland and others, place the cattle in feedlots and oversee the feeding pursuant to CHB standards. This investment is being accounted for under the equity method of accounting.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment.

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING  POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Red Oak, Midland and Feeders. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORY PRICING

      All inventories are stated at the lower of cost or market determined using the FIFO (first-in, first-out) method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated over the estimated useful life of each asset, primarily three to fifteen years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Annual depreciation and amortization are primarily computed using accelerated methods.

OTHER ASSETS

     The Company has various other assets, including organization costs, grant performance costs, and loan and grant origination costs. Amortization is computed using the straight-line method over the following lives:

     Organization costs                      5 years
     Loan and grant origination costs        Life of agreements

DEFERRED INCOME

     Deferred income consists of two grants from the Iowa Department of Economic Development. The first was for $100,000 received in 1995 to form the Certified Hereford Beef Program. Red Oak is required, among other things, to feed a certain number of cattle in Iowa by June 1998. When Red Oak meets the conditions, grant repayment is permanently waived and the income will be recognized. If the requirements are not met, this deferred income becomes a note payable.

     In 1996, Red Oak received an additional grant for $200,000 to plan, market or construct a new state-of-the-art beef processing facility in southwest Iowa by June 2001. This grant will be amortized into income at such time as the plant is completed. If the requirements are not met, this deferred income will become a note payable over five years
with interest at a rate of 8 1/4 %.   The grants are
collateralized by substantially all of Red Oak's assets and guaranteed by the Company's President.

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING  POLICIES (CONTINUED)

ADVERTISING COSTS

     Advertising costs, consisting primarily of marketing material for the promotion of CHB and investor promotional information, are expensed as incurred. Total advertising costs were $762,762 and $149,297 in 1997 and 1996, respectively.

INCOME TAXES

     The Company effectively began operations as of March
14, 1997, and operates as a regular corporation. The predecessor entities, Mid-Ag, a limited liability company, and Midland Cattle Company, a joint venture, were taxed as partnerships, with income tax liabilities on the taxable income being assumed by the members and partners respectively. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements for these entities.

     Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

BASIC AND DILUTED LOSS PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which the Company has adopted. Pursuant to SFAS 128, the Company has replaced the reporting of "primary" earnings per share ("EPS") with "basic" EPS. Basic EPS is calculated by dividing the income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for potentially dilutive securities. "Fully diluted" EPS has been replaced with "diluted" EPS which is determined similarly to fully diluted EPS under the provisions of APB Opinion No. 15.

     For all periods presented in the Consolidated
Statements of Operations, the effect of including stock options and warrants would have been antidilutive.
Accordingly, basic and diluted EPS for all periods presented are equivalent.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". The new standard discusses how to report and display comprehensive income and its components. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This standard requires enterprises to report information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15, 1997. When the Company adopts this statement, it is not expected to have a material impact on the presentation of the Company's consolidated financial statements.

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of risk consist principally of temporary cash investments and accounts receivable. The Company invests its temporary cash balances in financial instruments of highly rated financial institutions with maturities of less than three months. The accounts receivable are from numerous entities located throughout the United States and the associated credit risks are evaluated by management and considered limited. The carrying values reflected in the balance sheets reasonably approximate the fair values for cash, accounts receivable, payables, accruals and debt.

NOTE 2: GOING CONCERN

     The accompanying consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and negative cash flows from operations since its inception due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations and is in technical noncompliance with certain loan agreements. Subsequent to year-end, the Company's lenders terminated their relationships with the Company (see Note 11). These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is in the process of renegotiating loan agreements, completing a private placement offering, and increasing product awareness through marketing efforts to improve profitability and cash flow. Sales efforts are being made to change the product mix of sales to increase the volume percentage of branded versus commodity sales. In addition, the Company has developed a more formal operating plan including operating budgets to facilitate monthly analysis of operations. Management believes these steps will enhance the Company's ability to achieve favorable operating results. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3: RELATED PARTY TRANSACTIONS

     The Company sells cattle to certain companies which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and Red Oak utilize trucking companies that are owned by members of the Company's management or Board of Directors. The activity between the Company and these related parties at and for the years ended December 31, 1997 and 1996 are as follows:

                                        1997           1996
      Sales                        $13,100,627     $11,560,272
      Purchases                      8,591,916      14,099,265
      Accounts Receivable            1,102,565         497,433
      Accounts Payable                  54,528         160,923

     Additionally, during the years ended December 31, 1997 and 1996, Red Oak purchased cattle from Midland in the amount of $358,796 and $2,024,217, respectively. Such intercompany purchases are eliminated in consolidation.

     The Company leases office space owned by a related party under a one-year lease dated March 1, 1997, which provides for monthly rent payments of $4,000.

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996


NOTE 3: RELATED PARTY TRANSACTIONS (CONTINUED)

     During the years ended December 31, 1997 and 1996, the Company paid management fees of $376,960 and $180,000, respectively, to affiliates.

     In addition, the Company is guarantor on a note payable of $1,000,000 for its President. The loan was taken out by the President to cover costs for feeding and purchasing cattle for the CHB program.

     The Company through its subsidiary, Feeders, also has a note payable to a major stockholder for $250,000.

NOTE 4: INVENTORIES

     Inventories at December 31, 1997 and 1996 consisted of the following:

                                     1997          1996
      Boxed beef               $   639,411     $   860,810
      Cattle                       296,149          67,239
      Other                         53,630          92,982
                               -----------      ----------
                               $   989,190      $1,021,031

NOTE 5: NOTES PAYABLE AND LONG-TERM DEBT

     Short-term notes payable consisted of the following at December 31, 1997 and 1996:

                                              1997          1996
      Revolving line of credit (A)         $1,254,638   $   707,226
      Revolving line of credit (B)             15,656       138,992
                                           ----------    ----------
                                           $1,270,294    $  846,218

     Long-term debt consisted of the following at December
31, 1997 and 1996:

                                              1997          1996
     IDED installment note (C)             $  477,647   $   495,710
     Installment note, feed supplier (D)    1,000,000     1,000,000
     Red Oak Feeders notes (E)                500,000
     Other                                     23,062
                                            ---------     ---------
                                            2,000,709     1,495,710
          Less current maturities           1,029,015     1,018,063
                                          -----------    ----------
                                          $   971,694    $  477,647

(A) At December 31, 1996, Midland had a revolving line of credit which provided borrowing up to $2,500,000. The loan was limited by levels of collateral and is collateralized by substantially all of the subsidiary's assets and personal guarantees of the major stockholders of the Company. The revolving line, which matured June 30, 1997, bore interest at the bank's prime rate plus 1 1/2%.

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996



NOTE 5: NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

     On June 30, 1997, Midland's revolving line of credit was amended to extend the maturity of the agreement to January 31, 1998 (unless terminated earlier under terms of the agreement). This line of credit was subsequently amended through March 31, 1998 (see Note
     11). The revolving line, which provides for borrowings up to $2,500,000, limited by levels of collateral, bears interest at the bank's prime rate plus 1 1/2% (10% as of December 31, 1997), and is collateralized by substantially all of the subsidiary's assets and personal guarantees of the major stockholders of the Company.

     In connection with these lines of credit, Midland was required, among other things, to maintain certain financial conditions, including net worth of at least $850,000. During the periods ended December 31, 1997 and 1996, Midland was in technical noncompliance with certain of these requirements and the debt was callable at the bank's option. Subsequent to year end, the lender terminated their relationship with the Company (see Note 11).

(B) Red Oak had a revolving line of credit which matured August 15, 1996. The revolving loan provided borrowings up to $2,500,000, which was collateralized by substantially all of the subsidiary's assets and a securities pledge agreement by the American Hereford Association ("AHA"). The revolving line bore interest at the bank's prime rate plus 2 1/2% and required a .5% fee on the unused credit line, payable quarterly.

     In August 1996, Red Oak replaced the line of credit with a new line of credit at a different bank. The line of credit provided for borrowings up to $4,000,000 and was secured by personal guarantees of two major shareholders of the Company and was collateralized by the same assets as the previous line. The revolving line matured on June 30, 1997, and bore an interest rate of 2% above the bank's prime rate and required a fee of .25% of the unused credit line, payable quarterly.

     On June 30, 1997, Red Oak's revolving line of credit was amended to extend the maturity of the agreement to January 31, 1998 (unless terminated earlier under terms of the agreement). This revolving line of credit was subsequently amended through February 28, 1998 (see
     Note 11). The revolving line, which provides for borrowings up to $1,500,000, (after amendments) limited by levels of collateral, bears interest at the bank's prime rate plus 2% (10.5% as of December 31, 1997) and is collateralized by substantially all of the subsidiary's assets and personal guarantees of major stockholders of the Company. Red Oak also held a letter of credit for $415,000 issued by the bank in connection with the line of credit. The letter of credit expired January 31, 1998 and was not renewed. Red Oak subsequently was issued a new letter of credit for $415,000 by another bank.

     In connection with these revolving lines of credit, the subsidiary was required to, among other things, maintain certain financial conditions, including working capital requirements, as well as maintaining minimum required level of combined equity and subordinated debt, and a debt to tangible net worth ratio below a specified level. During the periods ended December 31, 1997 and 1996, Red Oak was in technical noncompliance with certain of the requirements and the debt was callable at the bank's option. Subsequent to year end, the lender terminated their relationship with the Company (see Note 11).

(C) Installment note payable to the Iowa Department of Economic Development; due July 2001; payable in quarterly installments of $14,602 including interest of 8 1/4%, with final payment in July 2001 of $409,716; subordinated to line of credit to Red Oak. The note is guaranteed by the Company's President.

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996



NOTE 5: NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

(D) Due October 2001; interest only payable monthly through November 1998 at 1.75% above a published prime rate (10.25% at December 31, 1997), at which time the interest rate will change retroactively to 1% above same published rate and will continue to be paid monthly until maturity. Principal is to be paid in 36 equal monthly installments commencing November 1998.
     In connection with this note, the Company is required, among other things, to purchase cattle from feedlots which have fed the lenders' products to such cattle for a minimum of 100 days unless specific exemption is received; subordinated to line of credit to Red Oak. The note is guaranteed by two major shareholders of the Company.

     In connection with this note payable, the Company is also required, among other things, to remain in compliance with the covenants set forth in the installment note agreement discussed at (B) above, in which the feed supplier is a participating lender. As discussed at (B), Red Oak is in technical noncompliance with the Bank loan agreements for December 31, 1997 and 1996, and thus this entire loan is classified as current in the accompanying financial statements.

(E) On December 31, 1997, Feeders received proceeds from the issuance of three loans to stockholders for financing the feeding of CHB cattle. The loans are due on December 31, 2000, and bear interest at the rate of 10% paid annually.

     Aggregate annual maturities of notes payable and long-term debt are as follows:

               1998                          $1,029,015
               1999                              31,465
               2000                             526,527
               2001                             413,702
               2002                                   0
               Thereafter                             0
                                             ----------
                                             $2,000,709

     The carrying amount approximates fair value for the above debt instruments because the interest rate is primarily variable based on the prime rate.

NOTE 6: INCOME TAXES

     The accompanying consolidated financial statements contain no provision for income taxes due to net operating losses. The effective tax rate differs from the U.S.
statutory federal income tax rate of 34% due to the fact that tax benefits have been offset by the valuation allowance described below due to the uncertainty of the Company's ability to utilize them in future periods.

     The tax effects of temporary differences related to
deferred taxes were:
                                                   1997

          Deferred Tax Assets
          Net operating loss carry forwards    $1,701,604
          Valuation allowance:                 (1,701,604)
                                               ----------
               Net deferred tax asset          $        0

     As of December 31, 1997, the Company had approximately
$4,000,000 of unused operating loss carry forwards which expire in 2012.

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996


NOTE 7: COMMITMENTS AND CONTINGENCIES

     The Company leases certain office equipment and property under noncancellable operating leases expiring in various years. Future minimum lease payments at December
31, 1997 are as follows:

               1998                               $ 98,360
               1999                                 56,829
               2000                                 44,224
               2001                                 44,224
               2002                                 39,985
               Thereafter                          141,900
                                                  --------
             Future minimum lease payments        $425,522

     Total rent expense related to these leases was $107,486 and $63,872 for 1997 and 1996, respectively.

EXCLUSIVE LICENSE AND ROYALTY AGREEMENT

     The Company originally entered into an agreement on September 6, 1994, with the AHA for the exclusive license and right to process, distribute and sell CHB under the CHB trademark. This original agreement was replaced by an agreement dated March 14, 1997. The AHA works in conjunction with the Company, providing marketing assistance, as well as pricing and promotional strategies to the Company's major customers. The agreement expires December 31, 1999, and automatically renews for a three-year period beginning January 1 of each calendar year commencing on January 1, 2000 unless the Company fails to meet certain criteria of the agreement. The agreement requires the Company to maintain certain cattle processing standards and process a certain number of CHB cattle. In addition, the agreement requires the Company to pay the AHA a minimum royalty fee calculated for CHB cattle processed of $500,000, $725,000 and $850,000 for the years ended December 31, 1997, 1998, and 1999, respectively. In 1997, the Company processed cattle resulting in approximately $160,155 of royalty fees . As this amount was less than the pro rata portion of minimum royalties for the year, the Company paid $186,435 on August 31, 1997 and recorded a liability for the shortfall of approximately $153,410 as of December 31, 1997 and which was paid in January 1998. The Company paid approximately $213,000 for royalty fees to the AHA in 1996.

MAJOR CUSTOMERS

     During 1996, Red Oak had sales to a customer accounting for approximately 46% of Red Oak's revenues, and 5% of revenues for 1997. For the years ended 1996 and 1997, the accounts receivable balance for this customer was $635,890 and $0, respectively. During 1997, the customer ceased its purchasing from Red Oak.

LEGAL PROCEEDINGS

     To the knowledge of management, there is no material litigation pending or threatened against the Company or its management. There is, however, an administrative proceeding before the United States Department of Agriculture initiated on July 16, 1997, by the Grain Inspection Packers and
Stockyards Administration against Cimmaron Properties, Ltd., Wall Lake Cattle Co., Midland Cattle Company and Gordon Reisinger. The complaint alleges violation of 7 USC section
181 et seq. by failing to pass on to customers original purchase shrink weight allowances when reselling livestock in seven instances and failure to maintain adequate records. Legal counsel has indicated that there is no evidence of a breach of the statute. The Company believes the allegations are based on the Government's mistaken belief that the Company was acting as a broker, when, in fact, the Company owned the cattle involved. The Company declined an opportunity to settle the case and intends to vigorously defend itself.

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996

NOTE 7: COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company anticipates filing a Motion seeking summary disposition of the case without an administrative hearing.
If the pre-hearing motion is not sustained, an administrative hearing will be held on merits.

NOTE 8: STOCKHOLDERS' EQUITY

POTENTIAL ISSUANCE OF ADDITIONAL PREFERRED STOCK

     The Company is authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without shareholder approval.

 ISSUANCE OF COMMON STOCK

     During 1997, the Company completed a private placement offering and issued 1,500,000 units, each unit comprising one common share and one common stock purchase warrant, for $3.00 per unit. The common stock purchase warrants are callable at $.001 per share on 30 days' notice and grant the holder the right to purchase common stock at $5.00 per share. The Company raised $4,500,000 through this offering before deducting offering expenses of $421,685..

ISSUANCE OF PREFERRED STOCK

     As part of the Company's acquisition of Midland, the Company authorized issuance of 200,000 shares of 1997 Series A non-voting preferred stock pursuant to an agreement with the former stockholders of Midland. The rights and preferences of the preferred stock include a liquidation preference of $5 per share, plus an amount equal to any accrued and unpaid dividends at a rate of $0.042 per share per month, plus 10% interest to the payment date, before any payment or distribution is made to the holders of common stock. At December 31, 1997, cumulative dividends in arrears aggregate $17,010 ($0.00 per share).

     The Company has the right to redeem the Series A preferred stock at any time for $5 per share plus accrued dividends or in exchange for a payment of accrued dividends plus an equal number of restricted shares of the Company's common stock.

OUTSTANDING STOCK OPTIONS

     In connection with the acquisition of Red Oak, the Company has granted options to purchase 3,000,000 shares of stock between March 17, 1997 and March 17, 2002. To date, none of these options have been exercised. The shares are exercisable as follows:

               Shares                      Price Per Share

             1,000,000                         $8.00
             1,000,000                        $10.00
             1,000,000                        $12.00

     In addition, the Company's board has authorized issuance of options to purchase up to 5,000 shares at $6.75 per share to each director (for a total of 35,000 options) in exchange for service on the board.

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996



NOTE 8: STOCKHOLDERS' EQUITY (CONTINUED)

OUTSTANDING WARRANTS

     In addition to the warrants issued with the private placement discussed above, the Company's predecessor, Wild
Wings, Inc., had issued three series of warrants currently outstanding as follows:

       Series              Shares          Price Per Share

          A               960,000               $4.00
          B               960,000               $4.50
          C               960,000               $5.00

These warrants are not exercisable until a registration statement is filed with the Securities and Exchange
Commission, and is in effect for the shares underlying the warrants. The warrants may be exercised for a period of two years after the date of the registration statements.

STOCK OPTION PLANS

     The Company's predecessor, Wild Wings, Inc., had allocated and issued options for 400,000 shares of the Company's common stock, exercisable at $3.00 per share, pursuant to the 1995 Stock Option Plan. These options were exercised in 1997.

     The Company has also adopted a 1997 Stock Option Plan and has allocated 1,000,000 shares of common stock to the Plan. To date, 758,000 shares of common stock of the Company, exercisable at $5.00 per share, have been granted under the 1997 Stock Option Plan, none of which have been exercised. The options may be exercised at the rate of 20% per year beginning in March 1998.

     The Company issued options to purchase 75,000 shares of common stock, exercisable immediately, at $6.50 per share.
These options expire in 2007. As of December 31, 1997, none of the options have been exercised.

     The Company accounts for stock options under APB
Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

      Net Loss:           As Reported     $(4,498,146)
                          Pro Forma        (4,691,472)

      Loss Per Share      As Reported     $ (0.33)
                          Pro Forma       $ (0.35)

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996



NOTE 8: STOCKHOLDERS' EQUITY (CONTINUED)

     A summary of the status of the Company's 1997 and 1995
Stock Option Plans at December 31, 1997 and changes during
the period then ended is presented below:
                                                      Weighted Average
                                                 ----------------------
                                        Exercise  Price Per  Remaining
                             Shares       Price     Share   Life - Years
                           --------     -------  ---------   ---------
OUTSTANDING, BEGINNING
     OF PERIOD               400,000      $3.00

          Granted            976,500    4.25-6.50    4.85        10
          Canceled          (218,500)     (5.00)     5.00
          Exercised         (400,000)     (3.00)
                           ---------

OUTSTANDING, END OF PERIOD   758,000                $4.85        10

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for the period ended December 31, 1997: risk-free interest rates of 6.39%; expected dividend yields of 0%; expected volatility of 62% for the period; expected option life - 5 years.
At December 31, 1997, none of the outstanding options were exercisable.

     A total of 3,713,000 shares of common stock have been reserved for outstanding stock options and warrants as of December 31, 1997.

NOTE 9: SUPPLEMENTAL CASH FLOWS INFORMATION

                                       1997           1996

     Cash paid during the
        year for interest             $364,611     $358,881

     During the year ended December 31, 1997, the Company issued 32,230 shares of its common stock in exchange for services with a value of $96,767.

NOTE 10: FOURTH QUARTER ADJUSTMENTS

     Certain marketing costs and professional fees previously treated as offering costs charged to additional paid-in capital, totaling $717,723, were reclassed as operating expenses during the fourth quarter of 1997. If these expenses were recorded as operating expenses as incurred they would have resulted in the following additional operating expenses on the Company's quarterly statements of operations:

     Quarter Ended March 31, 1997            $ 44,000

     Quarter Ended June 30, 1997             $243,000

     Quarter Ended September 30, 1997        $256,000

                RED OAK HEREFORD FARMS, INC.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 DECEMBER 31, 1997 AND 1996


NOTE 11: SUBSEQUENT EVENTS

ADDITION TO CAPITAL

     On January 14, 1998, the Company began a private placement offering to issue up to 840,000 units, each unit comprising one common share and one common stock purchase warrant, for $4.00 per unit. The common stock purchase warrants are callable at $.10 per share upon 60 days' notice and grant the holder the right to purchase common stock at $6.00 per share. Through March 28, 1998, the Company has raised $1,000,500 through the sale of 250,125 units before deducting offering expenses of $112,896.

CUSTOM SLAUGHTER AND FABRICATION AGREEMENT

     On March 25, 1998, the Company entered into a three year agreement with its major beef processor which expires December 1, 2000. Under the agreement, the Company is required to slaughter and process 500 to 4,500 head per week. If the carcass count falls below these numbers in any given week, the processor has the right to terminate the agreement.

ISSUANCE OF NOTE PAYABLE

     On January 16, 1998, Feeders received $100,000 in proceeds from the issuance of a loan for financing the feeding of CHB cattle through Quality Feeders. The loan bears interest of 10% paid quarterly and is due January 16, 2001.

LINES OF CREDIT

     On January 31, 1998, Red Oak's line of credit was amended to extend the maturity date to February 28, 1998.
The line of credit was paid and terminated in March 1998.

     On February 26, 1998, Red Oak entered into a bridge financing agreement with A&J Cheese Company. The agreement provides borrowings up to $15,000,000 and bears an interest rate of 12.97% with 30 days interest payable in advance at the time of each loan advance. Red Oak is currently negotiating a new financing agreement with other potential lenders.

     On April 13, 1998, Red Oak entered into an agreement in principle with KBK Capital Corporation to provide an asset based line of credit. The line of credit will provide borrowings up to $4,000,000, based on eligible assets. The line of credit will be collateralized by substantially all of the subsidiary's assets and personal guarantees of the Company's President and Chairman.

     On January 31, and February 28, 1998, Midland's line of credit was amended to extend the maturity date to February
28, and March 31, 1998, respectively. Midland is currently in the process of liquidating the loan through collateralized lockbox deposits and negotiating a new financing agreement with other potential lenders.