Form 10-Q
period 1998-03-31
RED OAK HEREFORD FARMS INC
filed 1998-05-18
CIK 939728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                         Commission File Number 33-89714

                          RED OAK HEREFORD FARMS, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

     NEVADA                                                           84-1120614
     --------                                                         ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
  of incorporation or organization)

                    2010 Commerce Drive, Red Oak, Iowa  51566
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (712) 623-9224
                                 --------------
                           (Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    X   No
                    -----     -----

At May 7, 1998, there were 14,679,415 shares of common stock, $.001 par value, of the registrant outstanding.

INDEX          Page No.


PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements     F-1
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     3

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings   11
Item 2.   Changes in Securities    11
Item 3.   Defaults Upon Senior Securities    13
Item 4.   Results of Votes of Security Holders    13
Item 5.   Other Information   13
Item 6.   Exhibits and Reports on Form 8-K   13

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     See pages F-1 to F-7 attached.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Form 10-Q contain forward-looking statements that involve risks and uncertainties including risk of changing market conditions with regard to livestock supplies and demand for products of Red Oak Hereford Farms, Inc. (the "Company"), domestic and international regulatory risks, competitive and other risks over which the Company has little or no control. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.

     The Company operates through its subsidiaries, Red Oak Farms, Inc. ("ROF"), Midland Cattle Company ("Midland") and Red Oak Feeders, LLC ("Feeders").

CURRENT QUARTER DEVELOPMENTS

     The Company was honored by receiving two prestigious American Tasting Institute awards. In blind taste tests, the Company's Certified Hereford Beef ("CHB") was awarded "The Best Restaurant Beef in America" and "The Best Supermarket Beef in America" for 1998. The Company believes this recognition helps bring CHB to the attention of restaurants, retail supermarkets and consumers. Currently, there are over 50 nationally known restaurants serving CHB and the Company has increased its premium retail supermarket stores from 54 as of December 31, 1997 to 58 as of March 31, 1998. A sampling of the Company's supermarket and restaurant clientele currently includes:

     Retail Supermarkets
     -------------------
     Sutton Place Gourmet in New York, Connecticut and Washington, DC Steele's Markets in Colorado
     Miller's Markets in Indiana
     Sunshine Foods in South Dakota
     Quillin's IGA Foodliners in Wisconsin

     Restaurants
     -----------
     The New York Hilton (2)
     Newark Hilton
     The Riviera in Las Vegas
     The Hilton Santa Fe
     The Fort in Denver
     The Waldorf-Astoria in New York

     Market Media. The Company is currently negotiating an agreement with Market Media, a financial public relations service. The Company anticipates, upon satisfactory negotiations, that Market Media will service the Company's 800 number investor information requests and maintain the Company's website (www.redoakfarms.com).

     Nebraska Beef Agreement. On March 25, 1998, the Company entered a three year slaughter and fabrication agreement with Nebraska Beef. Under this agreement, Nebraska Beef has agreed to slaughter and fabricate 500 - 4,500 head of cattle per week. If the carcass count falls below these numbers in any given week, Nebraska Beef has the right to terminate the agreement. Nebraska Beef has also agreed to purchase all carcasses that do not meet United States Department of Agriculture ("USDA") specifications for CHB. To date, the Company has met the quota of beef processed as required in the agreement.

     CPNM Agreement. The Company is negotiating a joint-venture marketing agreement with Cable Print Network Marketing ("CPNM"). CPNM is an established leader in multi-media marketing; Television, radio, magazines, direct mail and newspaper fliers. The Company and CPNM will market CHB through consumer direct marketing channels and look to create a Beef of the Month Club for customers throughout the United States. The CPNM venture will provide nationwide consumer marketing following test results in a selected major market.

     McClellan Creek Meat Company Agreement. The Company is finalizing negotiations to establish a new joint venture with McClellan Creek Meat Company to produce, market and sell, nationwide, a natural style beef jerky. This product has had extensive market research, flavor profile, product safety and packaging development and has received favorable reception at national food shows and conventions. The Company has accomplished successful production test runs and has screened potential co-packers.

     Stubbs Barbeque Agreement. ROF, along with Stubbs Barbeque, is developing a line of precooked beef products, which will be marketed under the Stubbs label. Stubbs Barbeque has a nationally known product line with brand identification in over 10,000 retail supermarkets. ROF is working to source a cooking facility to smoke our selected CHB products on a co-pack basis. ROF would provide a complete finished package to Stubbs at the regular "branded" raw product price plus further processing costs. Stubbs would then market the product to the retail trade, splitting profit with ROF. The Company is in the process of finalizing negotiations with Stubbs.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had a consolidated cash and cash equivalents balance of $-0- and net working capital of $1,172,926.

     The Company's sources of capital include, but are not limited to, cash flows from operations, the issuance of private debt, borrowings on lines of credit and the issuance of equity securities. As the Company continues its investment in brand development, these resources will be critical to the success of the Company. The Company will require additional resources to move to the next stage of development.

     The Company commenced a private placement on January 14, 1998. The private placement is for 840,000 Units at $4.00 per Unit. Each Unit consists of one share of common stock of the Company and a Warrant to purchase one share of common stock of the Company at $6.00 per share. As of March 31, 1998, the Company had raised $1,000,500 through the sale of 250,125 Units before deducting offering expenses of $113,953. The Company anticipates that capital raised from this offering will be used for working capital and to implement the Company's marketing and consumer awareness plans.

          Pursuant to the 1997 Stock Option Plan, options for 758,000 shares have been granted to date. As of March 31, 1998, none of the options granted pursuant to the 1997 Stock Option Plan have been exercised.

          Cash used in operating activities decreased from $1,329,669 in the first three months of 1997 to $1,102,905 in the first three months of 1998. The principle uses for the first three months of 1998 were attributable to the Company's net loss and an increase in inventory which were offset by an increase in accounts payable and a decrease in accounts receivable.

          Cash provided from financing activities increased slightly from $1,334,299 in the first three months of 1997 to $1,335,081 in the first three months of 1998. Sales of common stock and additional borrowings were the primary sources of cash flows for financing activities in the first three months of 1998.

          Cash used by investing activities changed from $340 during the first three months of 1997 to $198,818 in the first three months of 1998. The majority of the increase in the first three months of 1998 is attributed to the Company's additional investment in Feeders.

          The Company believes that through its marketing strategy and business development plan it will recognize an increase in the retail account base, increased CHB sales and a broader CHB product mix. With increased sales of CHB, along with proceeds from the private offerings and the availability of credit, the Company believes there will be adequate funds to meet the Company's obligations.

    Revolving Lines of Credit. At December 31, 1997, ROF had a line of credit which provided borrowings up to $1,500,000 with a maturity date of January 31, 1998. On January 31, 1998, ROF's line of credit agreement was amended to extend the maturity date to February 28, 1998. The line of credit was terminated and paid in March 1998. On February 26, 1998, ROF entered into a bridge financing agreement with A&J Cheese Company. The agreement provided borrowings up to $15,000,000 and had an interest rate of 12.97% with thirty days interest payable in advance at the time of each loan advance. ROF is in the process of liquidating the loan with A&J Cheese Company. On April 13, 1998, ROF entered into an agreement in principle with KBK Capital Corporation to provide ROF an asset based line of credit. The line of credit provides borrowings up to $4,000,000. The KBK Capital Corporation began funding ROF on April 24, 1998.

    Throughout 1997, Midland had a line of credit which provided borrowings up to $2,500,000. Midland's line of credit, as amended, extended the maturity date to March 31, 1998 at which time the bank terminated the line of credit. The line of credit was paid in April 1998. Midland is currently in the process of negotiating new financing arrangements with other lenders.

     IDED Loan. ROF is current on its long term loan obligation with the Iowa Department of Economic Development ("IDED") and as of March 31, 1998, the principal balance remaining on this loan was approximately $472,896. Management believes that proceeds from capital raising activities and product sales revenue will be adequate to continue meeting this obligation.

   MoorMan's Loan. ROF is in technical non-compliance on certain non-financial conditions on its loan agreement with MoorMan's, the Company's feed supplier (protein supplement), which gives MoorMan's the right to call the loan. However, MoorMan's has given no indication of any intention to call this obligation. The loan amount of $1,000,000 is due October 2001, with interest only currently payable monthly at approximately $9,000 per month. On November 1, 1998, principal payments over a thirty-six (36) month period will commence. The Company is currently meeting the payment obligations from proceeds of capital raising activities and believes additional stock sales and revenue from product sales will be sufficient to satisfy this obligation.

     AHA Contract. ROF is under contract with the American Hereford Association ("AHA"), a non-profit organization, and has exclusive license to market CHB. As of the reporting date the Company has not met the pro-rata volume commitment necessary for the royalty liability; however, the Company has accrued an amount representative of the pro-rata liability as of the reporting date. The 1998 obligation is for $725,000 of which $425,000 is due by August 31, 1998. The Company believes that sufficient funds will be available to meet this obligation from proceeds of stock sales and product sales revenue.

     Capital Expenditures. ROF has made a capital commitment for a management information system that will require approximately $56,000 to third party vendors. The majority of this system cost will be financed through a lease from IBM. The Company does not currently have any other capital expenditures commitments.

     Inflation. While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products or services through price increases to its customers without experiencing a reduction in the demand for its products; or that inflation will not have an overall effect on the beef market that would have a material affect on the Company.

RESULTS OF OPERATIONS

          The Company has suffered recurring losses and negative cash flows from operations since its inception due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations and is in technical noncompliance with certain loan agreements. In addition, during the first quarter of 1998 the Company was notified that their lenders were terminating their relationships with the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is in the process of renegotiating loan agreements, completing a private placement offering, and increasing product awareness through marketing efforts to improve profitability and cash flow. Sales efforts are being made to change the product mix of sales to increase the volume percentage of branded versus commodity sales. Management believes these steps will enhance the Company's ability to achieve favorable operating results. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Consolidated comparison for the three months ended March 31, 1998 and the three months ended March 31, 1997.

Red Oak Hereford Farms, Inc.

          The Company was formerly Wild Wings, Inc., and is the holding company, owning 100% of ROF, Midland and Feeders. The Company, separate from its subsidiaries, had operating expenses for the first three months of 1998 of $194,358, consisting primarily of the costs of a public company and promotional expenses, compared to similar expenses of $44,000 for the same period in 1997. The following information consists of the consolidated results of operations of the Company and its operating subsidiaries.

     Net sales decreased to $16,499,033 in the first three months of 1998 from $27,460,575 in the same period in 1997, a decrease of $10,961,542 or 39.9%.
This decrease is primarily from lower sales volume resulting from changes in CHB customer and product mix and from fewer CHB cattle processed. Additionally, negative returns in the cattle feeding business weakened demand for feeder cattle resulting in fewer feeder cattle brokerage sales. Net sales also decreased as the Company attempted to shift to a higher percentage of "branded sales" versus "commodity sales", with the goal to reach profitability by selling more CHB at branded prices. As the Company anticipates an increase in retail customers during 1998, the number of cattle processed should increase, resulting in an increase of branded sales.

     Cost of goods sold decreased to $16,947,994 in the first three months of 1998 from $27,501,174 in the same period in 1997, a decrease of $10,553,180 or 38.4%. This decrease resulted from lower sales volume demand as the Company is producing a perishable branded product and dealing with live cattle which for the most part require production and processing that correlates with sales demand.

     Gross loss increased $408,362 from a loss of $40,599 for the first three months of 1997, to a $448,961 loss for the first three months of 1998. The increase in gross loss resulted from a decrease in gross margin due to reduced selling prices relative to costs.

     Selling, general and administrative expenses increased to $913,344 in the first three months of 1998 from $610,069 in the same period in 1997, an increase of $303,275 or 49.7%. This increase includes an increase in costs of a public company, primarily personnel and personnel related expenses and increased selling expenses to position the Company for future sales growth.

     Losses from operations increased to $1,362,305 in the first three months of 1998 from $650,668 in the same period in 1997, an increase of $711,637 or 109.4%. The majority of this increase is due to decreased margins on sales and an increase in selling and personnel related expenses.

     Net other expense increased to $155,111 for the first three months of 1998 from $88,772 in the same period in 1997, an increase of $66,339 or 74.7%. This increase is due to the equity expense in a partnership and an increase in interest expense on borrowings.

          As a result of the above, net loss for the first three months of 1998 increased to $1,517,416 from $739,440 in the same period in 1997. Net losses as a percentage of net sales for the first three months of 1998 and 1997 were 9.2% and 2.7%, respectively. The loss per share increased to $.11 from $.07.

Additional comparison for the three months ended March 31, 1998 and the three months ended March 31, 1997 for the Company's subsidiaries.

Red Oak Farms

          ROF is the processor and distributor of CHB beef products for Red Oak Hereford Farms, Inc. For the three months ended March 31, 1998, ROF realized net losses in the amount of $931,417, compared to $754,842 in net loss for the same period in 1997. These losses as a percentage of net sales measured 14.53% in 1998 versus 8.92% in the first three months of 1997. Management attributes the increased net loss to decreased margins, increased costs of a public company and to the current product mix, in which bulk beef sales continue to be the dominant revenue source. During the first quarter of 1998, however, the company made some advances in the retail sector for premium CHB by adding 4 new retail stores. ROF is in various stages of business development with numerous new retail prospects and it is anticipated that several of these potential buyers will become customers of ROF.

     Net sales in the first three months of 1998 were $6,408,515 compared to $8,464,897 for the same period in 1997. These figures represent a sales decrease of 24.29% which resulted from fewer cattle processed and changes in customer's mix. ROF has been striving for a balance between branded versus commodity sales with the goal to reach profitability by selling more CHB at branded prices. During the first three months of 1997, ROF had a processing agreement which required a minimum of 800 head a week to be slaughtered, and therefore, product was forced to be sold at unprofitable commodity prices. However, during the first three months of 1998, the new processing agreement requires a minimum of 500 head per week which allows ROF to process less cattle and increase its percentage of branded sales. As ROF anticipates an increase in retail customers during 1998, the number of cattle processed should increase, resulting in an increase of branded sales.

     Cost of goods sold decreased in the first three months from $8,917,106 in 1997 to $6,814,546 in 1998, a decrease of 23.58%. This decrease resulted from lower sales volume. The cost of goods sold includes $231,935 and $89,855 in purchases from Midland for the three months ended March 31, 1998 and 1997, respectively. These amounts have been eliminated from the accompanying financial statements.

     Selling, general and administrative expenses at ROF for the first three months of 1998 was $475,174 compared to $253,959 for the same period in 1997. This is an 87.28% increase from the first three months of 1997, and is a result of increased costs of a public company, primarily personnel and personnel related expenses and increased selling expenses.

     During the first three months of 1998, ROF realized $51,850 in sales to Korea. During the three month period ended March 31, 1997, ROF realized $134,333 in sales to Korea. The Company attributes the decrease in Korean sales to the decline in the Korean economy. The Company is also continuing to pursue CHB export opportunities in China and Japan and anticipates additional sales in the Asian market in 1998 in response to a sampling program the Company has promoted in Asia.

Midland Cattle Company

     Midland is engaged in cattle brokerage activities and facilitates the identification of CHB producers and feeders and supplies cattle inventory for ROF. For the three months ended March 31, 1998, Midland had a net loss in the amount of $329,670, compared to a net income of $59,402 for the same period in 1997. This represents a decrease in earnings of $389,072. Management attributes the first quarter loss in 1998 to a reduction in volume of cattle brokered compared to the three months ended March 31, 1997. For the first three months ended 1998, Midland's volume of cattle brokered decreased approximately 50%. In addition, fed cattle losses sustained by Midland were nearly $50,000 higher than a year ago. These factors combined were the primary contributors to the loss incurred by Midland during the three months ended March 31, 1998. Midland anticipates volume will expand as the CHB program continues to grow.

     The decrease in volume for cattle revenue in the first quarter occurred during perhaps the worst sustained cattle feeding losses ever witnessed in the history of the cattle feeding business. As reported in a recent Feedstuffs, The Weekly Newspaper for Agribusiness, the Livestock Marketing Information Center reported that April close-outs (on fed cattle) lost $71.50 per head - the 12th consecutive month of red ink. Numerous cattle feeders withheld feeder cattle placements to avoid further equity losses during this time frame. The losses are attributed to sharply lower USDA feeder cattle placements in each of these two quarters with some months showing placements at approximately 15% to 20% below last year's levels. Due to these circumstances and an environment where cattle feeding customers were negative about placing cattle on feed, Midland opted to decrease forward contracting of feeder cattle and consequently contracted substantially fewer cattle than during the same period the previous year. In addition, the losses sustained in cattle feeding by Midland were the result of Midland's effort to support ROF's demand for CHB cattle supply.

        For the three months ended March 31, 1998, Midland had net sales of $10,322,453 versus $19,085,533 for the same period in 1997. This represents a decrease of 45.91% from 1997 to 1998. Midland's net sales amounts include $231,935 and $89,855 in sales to ROF for the three months ended March 31, 1998 and 1997, respectively. These amounts have been eliminated from the accompanying financial statements. Midland has a wide customer base that is continually expanding through networking and marketing efforts in anticipation of continued growth of the CHB program.

     As a result of the decreased volume in sales, Midland's cost of goods sold for the first three months of 1998 decreased to $10,365,383 versus cost of goods sold for the first three months of 1997 of $18,673,923. This represents a decrease of 44.49% from first quarter 1997 to first quarter 1998.

     Selling, general and administrative expenses at Midland for the first three months of 1998 was $242,036 compared to $312,110 for the same period in 1997. This represents a 22.45% decrease from the first three months of 1997 and is primarily a result of decreased selling costs consistent with decreased sales volumes for 1998.

     Midland's operating history has been cyclical and management is optimistic about its continued expertise as a procurement agency, as well as supplying a large feeding club and supporting ROF's increase in customer and cattle demands.

          Red Oak Feeders, LLC

     Feeders has a 50% interest in a joint venture with MoorMan's (Quality Feeders) and commenced operations in the latter part of December 1997. For the three months ending March 31, 1998, Feeders' net loss was $62,484, of which $46,351 resulted from operations of Feeders' share of the joint venture, $1,766 from operating expenses and $14,357 from interest expense.

PART II - OTHER INFORMATION

TEM 1.    LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

(a) Securities Sold - Exchanges

     Date                Title          Price Per Unit      Amount
     --------------      --------       --------------      -------------
     March 14, 1997      Common         Exchange            10,000,000*

     *Plus options to purchase an additional 3,000,000 common shares of the Company.

     Date                Title          Price Per Unit      Amount
     --------------      ---------      --------------      -------------
     May 19, 1997        Common         Exchange            1,538,462

(b) Underwriters and other purchasers

     March 14, 1997 Exchange. The exchange was with the shareholders of Red Oak Farms, Inc.

     May 19, 1997 Exchange. The exchange was with the shareholders of Midland Cattle Company.

(c) Consideration

     March 14, 1997 Exchange. The Company exchanged 10,000,000 common shares of the Company plus options to purchase an additional 3,000,000 common shares of the Company for the total issued and outstanding shares of Red Oak Farms, Inc., an Iowa corporation.

     May 19, 1997 Exchange. The Company exchanged 1,538,462 common shares of the Company for all the issued and outstanding shares of Midland Cattle Company.

(d) Exemption from Registration Claimed

     For both exchange transactions, the securities were exchanged pursuant to
Section 4(2) under the Securities Act of 1933, as amended.

(e) Terms of Conversion or Exercise

     March 14, 1997 Exchange. Each option entitles the holder thereof to purchase one Share during the five year period commencing March 17, 1997 as follows; 1,000,000 of the Shares may be purchased at a price of $8.00 per Share; 1,000,000 of the Shares may be purchased at a price of $10.00 per Share; and 1,000,000 of the Shares may be purchased at a price of $12.00 per Share. No option may be exercised unless such exercise is registered or an exemption from registration exists.

(a) Securities Sold - Private Offerings

     Date                          Title       Price Per Unit    Amount
     ------------------------      ---------   --------------    ---------------
     March through Sept. 1997      Common      $3.00*            1,500,000

     *Each Unit consisted of one share of the Company's common stock and a warrant to purchase a share of the Company's common stock at $5.00 per share.

     January through March 1998    Common      $4.00*            250,125

     *Each Unit consisted of one share of the Company's common stock and a warrant to purchase a share of the Company's common stock at $6.00 per share.

(b)  Underwriters and other purchasers

     The securities were sold to accredited investors and to no more than 35 non-accredited investors.

(c) Consideration

     The aggregate offering price for the March offering was $4,500,000 and a total of $114,979 was paid in commission or finder's fees.

     The aggregate offering price for the January offering is $3,360,000 of which $1,000,500 has been realized through the sale of 250,125 Units. To date a total of $92,950 has been paid in commissions for this offering.

(d) Exemption from Registration Claimed

     The securities were sold pursuant to Regulation D, Rule 506 as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

(e) Terms of Conversion or Exercise

     March 1997 Offering. Each Warrant represents the right to purchase one share of Common Stock at an initial exercise price of $5.00 per share. The Warrants are exercisable during the period commencing upon the closing date of the offering and ending three years from the date of the offering. Holders of Warrants may exercise their Warrants for the purchase of shares of Common Stock only if the purchase of such shares is exempt from federal registration requirements and qualified for sale, or deemed to be exempt from qualification under applicable state securities law. The Warrants are redeemable, in whole or in part, at the option of the Company, upon not fewer than 60 days notice, at a redemption price equal to $.10 per Warrant at any time the Common Stock of the Company publicly trades at a bid price of $8.00 or above for a period of ten consecutive trading days.

     January 1998 Offering. Each Warrant represents the right to purchase one share of Common Stock at an initial exercise price of $6.00 per share. The Warrants are exercisable during the period commencing upon the closing date of the offering and ending three years from the date of the offering.
Holders of Warrants may exercise their Warrants for the purchase of shares of Common Stock only if the purchase of such shares is exempt from federal registration requirements and qualified for sale, or deemed to be exempt from qualification under applicable state securities law. The Warrants are redeemable, in whole or in part, at the option of the Company, upon not fewer than 60 days notice, at a redemption price equal to $.10 per Warrant at any time the Common Stock of the Company publicly trades at a bid price of $8.00 or above for a period of ten consecutive trading days.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this report.


     Exhibit No. SEC Reference   Title                           Location
     ----------- -------------   ------------------------        --------
     27          27              Financial Data Schedule         Attached

(b) On March 13, 1998, the Company filed a report on Form 8-K for Item 4. Changes in Registrant's Certifying Accountant, identifying the Company had retained BDO Seidman, LLP as its certifying accountant. No other reports on Form 8-K were filed, or required to be filed, by the Company during the period ended March 31, 1998.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED OAK HEREFORD FARMS, INC.




May 15, 1998                         By:_____________________________
                                        Gordon Reisinger, President




May 15, 1998                         By:_______________________________
                                        Harley Dillard, Chief Financial Officer

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RED OAK HEREFORD FARMS, INC.




May 15, 1998                       By: /s/ Gordon Reisinger
                                   ___________________________
                                   Gordon Reisinger, President




May 15, 1998                       By:/s/ Gordon Reisinger
                                   _______________________________________
                                   Harley Dillard, Chief Financial Officer

                          RED OAK HEREFORD FARMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)

                                                       March 31,   December 31,
                                                            1998           1997
                                                    -------------  -------------
                                     ASSETS
CURRENT ASSETS
--------------
  Cash                                              $         -    $     12,993
     Accounts receivable
     Trade, less allowance for doubtful
     accounts of $10,000                               3,064,921      2,920,939
     Related parties                                     856,250      1,102,565
  Inventories                                          1,135,659        989,190
  Prepaid expenses and other assets                      117,515         96,404
                                                    -------------  -------------
       Total current assets                            5,174,345      5,122,091

PROPERTY AND EQUIPMENT, At cost
-------------------------------
  Buildings and leasehold improvements                   292,574        292,574
  Vehicles and equipment                                 285,636        237,878
                                                    -------------  -------------
                                                         578,210        530,452
  Less accumulated depreciation                          239,440        224,088
                                                    -------------  -------------
       Net book value                                    338,770        306,364
                                                    -------------  -------------

OTHER ASSETS
------------
  Investment in partnership                              653,649        500,000
  Other assets                                            41,803         47,229
                                                    -------------  -------------
       Total other assets                                695,452        547,229
                                                    -------------  -------------
                                                    $  6,208,567   $  5,975,684
                                                    =============  =============

       See Accompanying Notes to Consolidated Financial Statements

                          RED OAK HEREFORD FARMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                   (Unaudited)

                                                       March 31,   December 31,
                                                            1998           1997
                                                    -------------  -------------
                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
-------------------
  Revolving bank lines of credit                    $  1,364,747   $  1,270,294
  Note payable - related party                           246,326              -
  Current maturities of long-term debt                 1,173,529      1,029,015
  Accounts payable
     Trade                                               521,905        546,691
     Related parties                                     306,046         54,528
  Accrued expenses                                       288,866        100,380
  Current maturities of deferred income                  100,000        100,000
                                                    -------------  -------------
       Total current liabilities                       4,001,419      3,100,908
                                                    -------------  -------------
LONG-TERM LIABILITIES
---------------------
  Deferred income                                        200,000        200,000
  Long-term debt                                         934,935        971,694
                                                    -------------  -------------
       Total long-term liabilities                     1,134,935      1,171,694
                                                    -------------  -------------
       Total liabilities                               5,136,354      4,272,602
                                                    -------------  -------------


                              STOCKHOLDERS' EQUITY
                              ---------------------

  Common stock, $.001 par value,
     authorized 50,000,000 shares;
     issued and outstanding 14,679,415
     and 14,429,290 shares                                14,681         14,430
  Cumulative preferred stock,
     $.001 par value, authorized 5,000,000
     shares; issued and outstanding 200,000 shares           200            200
  Additional paid-in capital                           6,624,901      5,738,605
  Retained earnings (deficit)                         (5,567,569)    (4,050,153)
                                                    -------------  -------------
       Total stockholders' equity                      1,072,213      1,703,082
                                                    -------------  -------------
                                                    $  6,208,567   $  5,975,684
                                                    =============  =============

  See Accompanying Notes to Consolidated Financial Statements

                          RED OAK HEREFORD FARMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)

                                                            1998           1997
                                                    -------------  -------------
NET SALES
---------
  Related parties                                   $  2,021,596   $  1,228,622
  Others                                              14,477,437     26,231,953
                                                    -------------  -------------
                                                      16,499,033     27,460,575
                                                    -------------  -------------
COST OF GOODS SOLD
------------------
  Related parties                                      3,368,494      2,701,725
  Others                                              13,579,500     24,799,449
                                                    -------------   ------------
                                                      16,947,994     27,501,174
                                                    -------------   ------------
GROSS PROFIT (LOSS)                                     (448,961)       (40,599)

OPERATING EXPENSES                                       913,344        610,069

LOSS FROM OPERATIONS                                  (1,362,305)      (650,668)
                                                    -------------   ------------
OTHER INCOME (EXPENSE)
----------------------
  Equity in partnership                                  (46,351)             -
  Interest Income                                            605            235
  Interest Expense                                      (109,365)       (89,007)
                                                    -------------   ------------
                                                        (155,111)       (88,772)

NET LOSS                                              (1,517,416)      (739,440)

PREFERRED STOCK DIVIDEND REQUIREMENT                     (43,050)            -
                                                    -------------  -------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $(1,560,466)     $(739,440)

BASIC AND DILUTED LOSS PER SHARE                          $(0.11)        $(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING                   14,433,469     10,960,000



  See Accompanying Notes to Consolidated Financial Statements

                          RED OAK HEREFORD FARMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (Unaudited)

                                                            1998           1997
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net loss                                          $ (1,517,416)  $   (739,440)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
     Depreciation and amortization                        18,189         18,270
     Equity in partnership                                46,351
     Changes in:
       Accounts receivable                               102,333        316,614
       Inventories                                      (146,469)      (494,621)
       Prepaid expenses                                  (21,111)         7,783
       Accounts payable and accrued expenses             415,218       (438,275)
                                                     ------------   ------------
       Net cash used in operating activities          (1,102,905)    (1,329,669)
                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Purchase of property and equipment                     (47,758)        (2,912)
  Change in other assets                                   2,589          2,572
  Investment in partnership                             (200,000)            -
                                                     ------------   ------------
       Net cash used in investing activities            (245,169)          (340)
                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Net proceeds from issuance of common stock             886,547        748,737
  Net borrowings (payments) on line of credit             94,453        525,399
  Proceeds on issuance of long-term debt                 361,344        125,000
  Payments on long-term debt                              (7,263)        (4,378)
  Distributions paid                                          -         (60,459)
                                                     ------------   ------------
       Net cash provided by financing activities       1,335,081      1,334,299
                                                     ------------   ------------
INCREASE (DECREASE) IN CASH                              (12,993)         4,290

CASH, BEGINNING OF PERIOD                                 12,993             -
                                                     ------------   ------------
CASH, END OF PERIOD                                  $        -     $     4,290
                                                     ============   ============


  See Accompanying Notes to Consolidated Financial Statements

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

                                   (Unaudited)

NOTE 1: NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION
------------------------------------------------------------

     The condensed consolidated financial statements do not include all footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1997 10-KSB. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results that can be expected for the full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at March 31, 1998 and December 31, 1997, and its consolidated results of operations and cash flows for the interim periods March 31, 1998 and 1997. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

     On May 19, 1997, the Board of Directors of the Company approved an agreement to exchange stock pursuant to which the Company issued 1,538,462 restricted common shares of the Company in exchange for all of the issued and outstanding shares of Midland Cattle Company ("Midland"). As a result of this transaction Midland became a wholly-owned subsidiary of the Company. For accounting purposes, the Company and Midland were deemed to be under common control and, therefore, the transaction is being accounted for in a manner similar to pooling of interests, whereby assets and liabilities are reported at historical values. Accordingly, the financial statements have been restated to include the accounts and operations of Midland.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Red Oak Farms, Inc. ("ROF"), Midland and Red Oak Feeders, LCC ("Feeders"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and negative cash flows from operations since its inception due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations and is in technical noncompliance with certain loan agreements. In addition, during the first quarter of 1998 the Company was notified that their lenders were terminating their relationships with the Company. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is in the process of renegotiating loan agreements, completing a private placement offering, and increasing product awareness through marketing efforts to improve profitability and cash flow. Sales efforts are being made to change the product mix of sales to increase the volume percentage of branded versus commodity sales. Management believes these steps will enhance the Company's ability to achieve favorable operating results. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

                                   (Unaudited)

NOTE 2: RELATED PARTY TRANSACTIONS
----------------------------------
     The Company sells cattle to certain companies which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and ROF utilize trucking companies that are owned by members of the Company's management or Board of Directors. The activity between the Company and these related parties at and for the three months ended March 31, 1998 and 1997 are as follows:

                                March 31, 1998    March 31, 1997
                                ---------------   ---------------
     Sales                         $ 2,021,595       $ 1,228,622
     Purchases                       3,368,494         2,701,725

     Additionally, during the three months ended March 31, 1998 and 1997, ROF purchased cattle from Midland in the amount of $231,935 and $89,855, respectively. Such intercompany purchases are eliminated in consolidation.

     The Company through its subsidiary, ROF, also has a note payable to a major stockholder for $246,326 at March 31, 1998.

NOTE 3: INVENTORIES
-------------------
     Inventories at March 31, 1998 and 1997 consisted of the following:

                                     March 31,      December  31,
                                          1998              1997
                                 --------------    --------------
     Boxed beef                  $     869,900     $     639,411
     Cattle                            171,817           296,149
     Other                              93,942            53,630
                                 --------------    --------------
                                 $   1,135,659     $     989,190
                                 ==============    ==============

NOTE 4: DEBT
------------
     On January 31, 1998, ROF's line of credit was amended to extend the maturity date to February 28, 1998. The line of credit was paid and terminated
in March 1998.   ROF entered into a bridge financing agreement with A&J Cheese
Company on February 26, 1998. The agreement provided borrowings up to $15,000,000 and bore an interest rate of 12.97% with 30 days interest payable in advance. The agreement was terminated on March 26, 1998 and ROF is in the process of liquidating the loan.

     On April 13, 1998, ROF entered into an agreement in principle with KBK Capital Corporation ("KBK") to provide an asset based line of credit. The line of credit will provide borrowings up to $2,500,000 for accounts receivable and $1,500,000 for inventory, based on eligible assets. The line of credit is collateralized by substantially all of the subsidiary's assets and personal guarantees of the Company's President and Chairman. KBK began funding ROF on April 24, 1998.
                                       F-6
                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

                                   (Unaudited)

NOTE 4: DEBT (Continued)
------------------------
     On January 31, and February 28, 1998, Midland's line of credit was amended to extend the maturity date to February 28, and March 31, 1998, respectively. The line of credit was terminated and paid in April 1998. Midland is currently negotiating new financing arrangements with other potential lenders.

NOTE 5: STOCKHOLDERS' EQUITY
----------------------------
     On January 14, 1998, the Company began a private placement offering to issue up to 840,000 units, each unit comprising one common share and one common stock purchase warrant, for $4.00 per unit. The common stock purchase warrants are callable at $.10 per share upon 60 days' notice and grant the holder the right to purchase common stock at $6.00 per share. Through March 31, 1998, the Company has raised $1,000,500 through the sale of 250,125 units before deducting offering expenses of $113,953.