Form 10KSB/A
period 1997-12-31
RED OAK HEREFORD FARMS INC
filed 1998-05-29
CIK 939728

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-KSB/A
(Mark One)
[x]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended       December 31, 1997

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.(1)Yes[X]No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB/A.  [   ]

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

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS 32

                            PART IV

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . 34

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 36

                            PART I



     This Form 10-KSB/A contains certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "Believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

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

          Notes to Consolidated Financial Statements.

     The financial statements of the Company are set forth immediately following the signature page to this Form 10-KSB/A.

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

                  SUMMARY COMPENSATION TABLE

                                                    Long Term Compensation
                          Annual Compensation         Awards       Payouts
                                          Other    Restr-               All
                                          Annual   icted  Number LTIP   Other
Name and Principal                        Compen-  Stock    of  Payouts Compen
    Position        Year Salary   Bonus   sation   Awards Options      -sation
                                            (1)      (2)                  (3)

Gordon Reisinger(4) 1997 $100,000 $106,802   -0-     -0-   5,000 -0-   $121,500
President/ Treasurer/
Director

David N. Nemelka    1996  $6,000      $510   -0-          72,500  -0-     -0-
CEO                 1995     -0-    $3,310                         -0-   $11,500

Brenda M. Hall      1996  $1,500      -0-    -0-           2,500  -0-    $1,257
CEO

Michael J. Roller(5)1997  $70,400  $50,000   -0-     -0-  75,000  -0-      -0-
Director

Harley Dillard (6)  1997     -0-      -0-    -0-     -0- 100,000  -0-   $5,500
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

        (5) Michael J. Roller resigned from the Company as Director and as President and CEO of ROF, effective October 15, 1997.

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

Dated:                           Red Oak Hereford Farms, Inc.
                                      a Nevada corporation

5/27/98                                   By: /s/ Gordon Reisinger


                                      Gordon Reisinger, President

DATE              NAME AND TITLE      SIGNATURE

5/27/98           Gordon Reisinger         By: /s/ Gordon Reisinger
                  President/Director

                                      Gordon Reisinger, President


5/27/98                                    By: /s/ Harley Dillard
                  Harley Dillard
                  Treasurer/Chief Financial
                  Officer

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







See Accompanying Notes to Consolidated Financial Statements
                            5

                RED OAK HEREFORD FARMS, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

       FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                 PREDECESSOR ENTITIES   RED OAK HEREFORD FARMS, INC.
                 ---------------------  ----------------------------
                                          CUMULATIVE ADD.     RETAINED
                 MEMBERS'  PARTNERS'COMMON PREFERRED PAID-IN  EARNINGS
                 EQUITY    EQUITY   STOCK  STOCK     CAPITAL (DEFICIT) TOTAL

BALANCE,        $1,354,363 $954,307 $      $        $        $     $2,308,670
JANUARY 1,1996

CAPITAL          1,492,500   47,500                                 1,540,000
CONTRIBUTIONS

CAPITAL                     (50,000)                                  (50,000)
DISTRIBUTIONS

NET INCOME(LOSS)(2,834,858) (73,069)                               (2,907,927)
                 ---------  ------- ------ ------    ------  -----  ---------
BALANCE, DECEMBER  31,1996   12,005 878,738                           890,743

PURCHASE OF        (31,000)                                           (31,000)
TREASURY STOCK

DISTRIBUTION                (60,459)                                  (60,459)
OF JOINT VENTURE

CONTRIBUTION
OF NET ASSETS
OF PREDECESSORS
TO RED OAK
HEREFORD FARMS,
INC.IN EXCHANGE   533,402            10,960        (517,500)           26,862
FOR COMMON STOCK

CONTRIBUTION OF NET ASSETS
 OF MIDLAND CATTLE COMPANY,
 INC. IN EXCHANGE FOR
 COMMON STOCK               (884,693) 1,538   200   882,955

ISSUANCE OF COMMON STOCK
SALE OF PRIVATE PLACEMENT             1,500       4,498,500         4,500,000

EXERCISE OF 400,000 STOCK
 OPTIONS                                400       1,199,600         1,200,000

ISSUE OF COMMON STOCK
 FOR SERVICES                            32          96,735            96,767

STOCK OFFERING COSTS                               (421,685)         (421,685)

NET INCOME (LOSS)(514,407)    66,414             (4,050,153)         (4,498,146)
                 ---------   -------  ------ ----- --------   -----   ---------

BALANCE,         $           $      $14,430  $200 5,738,605(4,050,153)1,703,082
DECEMBER 31, 1997 -------    ------- ------ ------ -------- --------  ---------

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