Form 10-Q
period 1998-06-30
RED OAK HEREFORD FARMS INC
filed 1998-08-14
CIK 939728

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 1998

                 Commission File Number 33-89714


                  RED OAK HEREFORD FARMS, INC.
(Exact name of small business issuer as specified in its charter)

     NEVADA                                    84-1120614
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)

            2010 Commerce Drive, Red Oak, Iowa  51566
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

               Yes [X]       No [ ]


At August 12, 1998, there were 14,771,165 shares of common stock, $.001 par value, of the registrant outstanding.

INDEX

                                                          Page No.


PART I FINANCIAL INFORMATION

Item 1.   Financial Statements                             F-1
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      3

PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                 12
Item 2.   Changes in Securities                             12
Item 3    Defaults Upon Senior Securities                   14
Item 4.   Results of Votes of Security Holders              15
Item 5.   Other Information                                 16
Item 6.   Exhibits and Reports on Form 8-K                  16

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

     This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors.

     The Company operates thought its subsidiaries, Red Oak Farms, Inc.
(ROF), Midland Cattle Company ("Midland") and Red Oak Feeders, LLC ("Feeders") which has a 50% interest in a joint venture, Quality Feeders ("Quality").

CURRENT QUARTER DEVELOPMENTS

     The Company was honored by receiving two prestigious American Tasting Institute awards. In blind taste tests, the Company's Certified Hereford Beef ("CHB") was awarded "The Best Restaurant Beef in America" and "The Best Supermarket Beef in America" for 1998. The Company believes this recognition helps bring CHB to the attention of restaurants, retail supermarkets and consumers. Currently, there are over 100 nationally known restaurants serving CHB and the Company has increased its premium retail supermarket stores from 58 as of March 31, 1998 to 79 as of June 30, 1998.

     A sampling of the Company's supermarket and restaurant clientele currently includes:

     Retail Supermarkets
     ___________________
     Sutton Place Gourmet in New York, Connecticut and Washington, DC Steele's Markets in Colorado
     Sunshine Foods in South Dakota
     Quillin's IGA Foodliners in Wisconsin
     Hen House in Kansas City
     Walts's in Illinois
     Kowalski's in Minnesota
     Bud's Family Food in Oklahoma

     Restaurants
     ___________
     The New York Hilton (2)
     Newark Hilton
     The Riviera in Las Vegas
     The Fort in Denver
     The Waldorf-Astoria in New York

     Market Media.   Market Media, a financial public relations service,
will continue to service the Company's 800 number investor information requests and maintain the Company's website (www.redoakfarms.com).

     Nebraska Beef Agreement. On March 25, 1998, the Company entered a three year slaughter and fabrication agreement with Nebraska Beef. Under this agreement, Nebraska Beef has agreed to slaughter and fabricate 500 - 4,500 head of cattle per week. If the carcass count falls below these numbers in any given week, Nebraska Beef has the right to terminate the agreement. Nebraska Beef has also agreed to purchase all carcasses that do not meet United States Department of Agriculture ("USDA") specifications for CHB. The Company has met the quota of beef processed as required in the agreement and is confident they will continue to be in compliance with the agreement.

     CPNM Agreement. The Company has completed negotiations for a joint-venture marketing agreement with Cable Print Network Marketing ("CPNM"). CPNM is an established leader in multi-media marketing; Television, radio, magazines, direct mail and newspaper fliers. The Company and CPNM will market CHB through consumer direct marketing channels and look to create a Beef of the Month Club for customers throughout the United States. The CPNM venture will provide nationwide consumer marketing following test results in a selected major market.

     The Company has formed a Nevada Corporation, Here's the Beef, for the purpose of the joint venture between CPNM and the Company. The Company owns 80% of Here's the Beef and CPNM owns 20%.

     McClellan Creek Meat Company Agreement. The Company has established a new joint venture with McClellan Creek Meat Company to produce, market and sell, nationwide, a natural style beef jerky. My Favorite Jerky is owned 50% by each the Company and McClellan Creek Meat Company. This product has had extensive market research, flavor profile, product safety and packaging development and has received favorable reception at national food shows and conventions. The Company has accomplished successful production test runs and has screened potential co-packers.
     The negotiations with McClellan Creek Meat Company have been completed, and the Company expects to finalize the agreement by the end of the third quarter of 1998.

     Stubbs Barbeque Agreement. ROF, along with Stubbs Barbeque, is developing a line of precooked beef products, which will be marketed under the Stubbs label. Stubbs Barbeque has a nationally known product line with brand identification in over 10,000 retail supermarkets. ROF is working to source a cooking facility to smoke our selected CHB products on a co-pack basis. ROF would provide a complete finished package to Stubbs at the regular "branded" raw product price plus further processing costs. Stubbs would then market the product to the retail trade, splitting profit with ROF. The Company is in the process of finalizing negotiations with Stubbs and anticipates reaching a final agreement by the end of the third quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had a consolidated cash and cash equivalents balance of $0 and net working capital of $35,250.

     The Company's sources of capital are primarily the issuance of private debt, borrowings on lines of credit and the issuance of equity securities. As the Company continues its investment in brand development, these resources will be critical to the success of the Company. The Company will require additional resources to move to the next stage of development.

     The Company has two notes payable to a major stockholder and director for $100,000 which will be used for the My Favorite Jerky company and $50,000 for the Company's investment in Here's the Beef. The notes are payable on demand and bear interest of 9%.

     The Company commenced a private placement on January 14, 1998. The private placement is for 840,000 Units at $4.00 per Unit. Each Unit consists of one share of common stock of the Company and a Warrant to purchase one share of common stock of the Company at $6.00 per share. As of June 30, 1998, the Company had raised $1,304,500 through the sale of 326,125 Units before deducting offering expenses of $149,148. The Company anticipates that capital raised from this offering will be used for working capital and to implement the Company's marketing and consumer awareness plans.

     Pursuant to the 1997 Stock Option Plan, options for 758,000 shares have been granted to date. As of June 30, 1998, none of the options granted pursuant to the 1997 Stock Option Plan have been exercised.

     Cash used in operating activities decreased from $3,788,750 in the first six months of 1997 to $1,324,845 in the first six months of 1998. The principle uses for the first six months of 1998 were attributable to the Company's net loss and an increase in inventory which were offset by an increase in accounts payable and a decrease in accounts receivable.

     Cash provided/ used by investing activities changed from providing $46,649 during the first six months of 1997 to using $300,245 in the first six months of 1998. The majority of the cash used by investing activities in the first six months of 1998 is attributed to the Company's additional investment in Feeders.

     Cash provided from financing activities decreased from $3,797,101 in the first six months of 1997 to $1,612,097 in the first six months of 1998. Sales of common stock and additional borrowings were the primary sources of cash flows for financing activities in the first six months of 1998.

     The Company believes that through its marketing strategy and business development plan it is recognizing an increase in the retail account base, increased CHB sales and a broader CHB product mix. With increased sales of CHB, along with proceeds from the private offerings and the availability of credit, the Company believes there will be adequate funds to meet the Company's obligations.

     Revolving Lines of Credit. On April 13, 1998, ROF entered into an agreement in principle with KBK Capital Corporation to provide ROF an asset based line of credit. The line of credit provides borrowings up to $2,500,000 for accounts receivable and $1,500,000 for inventory, based on eligible assets. The line of credit is collateralized by substantially all of the subsidiary's assets and personal guarantees of the Company's President and a Director. The KBK Capital Corporation began funding ROF on April 24, 1998 and the agreement was finalized in May 1998.

     Midland is currently in the process of negotiating new financing arrangements with other lenders.

     IDED Loan. ROF is current on its long term loan obligation with the Iowa Department of Economic Development ("IDED") and as of June 30, 1998, the principal balance remaining on this loan was approximately $468,047. Management believes that proceeds from capital raising activities and product sales revenue will be adequate to continue meeting this obligation.

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

     Capital Expenditures. ROF has made a capital commitment for a management information system that will require payment of approximately $56,000 to third party vendors. The majority of this system cost will be financed through a lease from IBM. The Company does not currently have any other capital expenditures commitments. The Company anticipates initiating the management information system during the third quarter of 1998.

     Inflation. While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products or services through price increases to its customers without experiencing a reduction in the demand for its products; or that inflation will not have an overall effect on the beef market that would have a material effect on the Company.

RESULTS OF OPERATIONS

     The Company has suffered recurring losses and negative cash flows from operations since its inception due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations and is in technical noncompliance with certain loan agreements. In addition, the Company was notified during the first quarter of 1998 that their lenders were terminating their relationships with the Company. ROF subsequently obtained a new financing arrangement; however, Midland is still negotiating new financing arrangements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is in the process of negotiating loan agreements, completing a private placement offering, and increasing product awareness through marketing efforts to improve profitability and cash flow. Sales efforts are being made to change the product mix of sales to increase the volume percentage of branded versus commodity sales. Management believes these steps will enhance the Company's ability to achieve favorable operating results. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Consolidated comparison for the three months ended June 30, 1998 and the three months ended June 30, 1997 and consolidated comparison for the six months ended June 30, 1998 and the six months ended June 30, 1997.

Red Oak Hereford Farms, Inc.

     The Company was formerly Wild Wings, Inc., and is the holding company, owning 100% of ROF, Midland and Feeders.

     Net sales decreased to $31,955,406 in the first six months of 1998 from $49,973,658 in the same period in 1997, a decrease of $18,018,252 or 36.06
%. Net sales decreased to $15,451,963 in the three months ended June 30, 1998 from $22,579,192 in the same period in 1997, a decrease of $7,127,229 or 31.57 %. This decrease is primarily from lower sales volume resulting from changes in CHB customer and product mix and from fewer CHB cattle processed. Additionally, negative returns in the cattle feeding business weakened demand for feeder cattle resulting in fewer feeder cattle brokerage sales. Net sales also decreased as the Company attempted to shift to a higher percentage of "branded sales" versus "commodity sales", with the goal to reach profitability by selling more CHB at branded prices. As the Company anticipates an increase in retail customers during 1998, the number of cattle processed should increase, resulting in an increase of branded sales.

     Cost of goods sold decreased to $32,941,098 in the first six months of 1998 from $50,363,282 in the same period in 1997, a decrease of $17,422,184 or 34.59%. These losses as a percentage of net sales measured 103.08% in 1998 versus 100.78% in the first six months of 1997. For the three months ended June 30, 1998, cost of goods sold decreased to $15,988,694 from $22,928,217 in the same period in 1997, a decrease of $6,939,523 or 30.27%.
 The losses for the three months ended June 30, 1998 and 1997, represent 103.47% and 101.55% of net sales for that period. The decrease in cost of goods sold resulted from lower sales volume demand as the Company is producing a perishable branded product and dealing with live cattle which for the most part require production and processing that correlates with sales demand.

     Gross loss increased $596,068 from a loss of $389,624 for the first six months of 1997, to a $985,692 loss for the first six months of 1998. These losses as a percentage of net sales measured 3.08% in 1998 versus
0.78% in the first six months of 1997.   The gross loss increased $187,706
to a loss of $536,731 for the three months ended June 30, 1998, from $349,025 for the same period in 1997, representing 3.47% and 1.55% of net sales for the three months ended 1998 and 1997, respectively. The increase in gross loss resulted from a decrease in gross margin due to reduced selling prices related to costs.

     Selling, general and administrative expenses increased to $1,721,568 in the first six months of 1998 from $1,574,079 in the same period in 1997, an increase of $147,489 or 9.37%. The increase results from personnel and personnel related expenses and increased selling expenses to position the Company for future sales growth. For the three months ended June 30, 1998, selling, general and administrative expenses decreased to $808,224 from $1,017,547 in the same period in 1997, a decrease of $209,323 or 20.57% resulting from a decrease in initial public company expenses.

     Losses from operations increased to $2,707,260 in the first six months of 1998 from $1,963,703 in the same period in 1997, an increase of $743,557 or 37.87%. These losses as a percentage of sales measured 8.47% in 1998 versus 3.93% in the first six months of 1997. For the three months ended June 30, 1998, the Company realized $1,344,955 of losses from operations compared to $1,366,572 for the three months ended June 30, 1997, a decrease of $21,617 or 1.58%. These losses as a percentage of sales for the three
months ended measured 8.70% in 1998 versus 6.05% in 1997.   The majority of
the increase is due to decreased margins on sales and an increase in selling and personnel related expenses.

     Net other expense increased to $341,125 for the first six months of 1998 from $175,156 in the same period in 1997, an increase of $165,969 or 48.65%. These expenses as a percentage of sales measured 1.07% in 1998 versus 0.35% in the first six months of 1997. For the three months ended June 30, 1998, the Company realized $186,014 of expenses, an increase of $153,167 or 466.30% from $32,847 for the three months ended June 30, 1997.
 This increase is due to the equity expense in Quality and an increase in interest expense on borrowings.

     As a result of the above, net loss for the first six months of 1998 increased to $3,048,385 from $2,138,859 in the same period in 1997. These losses as a percentage of net sales measured 9.54% in 1998 versus 4.28% in the first six months of 1997. For the three months ended June 30, 1998, the Company realized $1,530,969 of losses. This represents 9.91% of net sales for the period. For the same period in 1997, the Company incurred losses of $1,399,419, an amount representing 6.20% of sales. The loss per share remained constant at $0.11.

     Additional comparison for the three months ended June 30, 1998 and the three months ended June 30, 1997 and comparison for the six months ended June 30, 1998 and the six months ended June 30, 1997.

Red Oak Farms, Inc.

     ROF is the processor and distributor of CHB beef products for Red Oak Hereford Farms, Inc. Net sales in the first six months of 1998 were $14,873,876 compared to $16,511,147 for the same period in 1997. These figures represent a sales decrease of $1,637,271 or 9.92%. Net sales in the three months ended June 30, 1998 increased to $8,465,362 from $8,046,250 for the same period in 1997, an increase of $419,112 or 5.21%. The change in net sales resulted from fewer cattle processed and changes in customer's mix. ROF has been striving for a balance between branded versus commodity sales with the goal to reach profitability by selling more CHB at branded prices. In addition, due to a decline in the Asian market, ROF realized a decrease in export sales of CHB, as well as, a decrease in revenue from the sale of by-products to the processor. ROF expects the Asian market to stabilize and improve export sales during the third quarter of 1998. Due to increased marketing and sales efforts, ROF continues to increase its retail customers during 1998; therefore, the number of cattle processed should increase, resulting in an increase of branded and overall sales.

     Cost of goods sold decreased in the first six months from $17,625,318 in 1997 to $15,699,070 in 1998, a decrease of $1,926,248 or 10.93%. This decrease resulted from fewer CHB cattle processed and decreased processing costs. Cost of goods sold represent 105.55% and 106.75% of net sales for the six months ended June 30, 1998 and 1997, respectively. For the three months ended June 30, 1998, cost of goods sold increased to $8,854,525 from $8,708,212 in the same period in 1997, an increase of $146,313 or 1.68%.
As a percentage of net sales, cost of goods sold were 104.60% and 108.23% for the three months ended June 30, 1998 and 1997, respectively. Although fewer CHB cattle were processed during the six months ended June 30, 1998, an increase in market prices caused the cost of goods sold to increase for the three months ended June 30, 1998. The cost of goods sold includes $257,060 and $1,027,631 in purchases from Midland for the six months ended June 30, 1998 and 1997, respectively. The cost of goods sold includes $29,536 and $891,669 in purchases from Midland for the three months ended June 30, 1998 and 1997, respectively. These amounts have been eliminated from the accompanying financial statements.

     Selling, general and administrative expenses at ROF for the first six months of 1998 were $896,714 compared to $671,640 for the same period in 1997. This is a 33.51% increase from the first six months of 1997. For the three months ended June 30, 1998, selling, general and administrative expenses increased slightly to $421,540 from $417,681 for the three months ended June 30, 1997, an increase of $3,859 or 0.9%. An increase in personnel and personnel related expenses and an increase in selling costs to position ROF for future sales growth were the primary contributors of the increase in these expenses.

     For the six months ended June 30, 1998, ROF realized net losses in the amount of $1,842,553, compared to $1,873,818 in net losses for the same period in 1997. These losses as a percentage of net sales measured 12.39% in 1998 versus 11.35% in the first six months of 1997. For the three months ended June 30, 1998, ROF realized $911,137 in net losses representing 10.76% of net sales for that period. For the three months ended June 30, 1997, ROF incurred losses of $1,118,976, an amount representing 5.1% of net sales for that period. Management attributes the continuing net loss to decreased margins, decline in the export market and to the current product mix, in which bulk beef sales continues to be the dominant revenue source. During the first six months of 1998, however, the company made some advances in the retail sector for premium CHB by adding 21 new retail stores during the second quarter of 1998. ROF is continuing to develop retail prospects and it is anticipated that several of these potential buyers will become customers.

Midland Cattle Company

     Midland is engaged in cattle brokerage activities and facilitates the identification of CHB producers and feeders and supplies cattle inventory for ROF. For the six months ended June 30, 1998, Midland had net sales of $17,338,590 versus $34,490,142 for the same period in 1997. This represents a decrease of $17,151,552 or 49.73% from 1997 to 1998. For the three months ended June 30, 1998, net sales decreased to $7,016,137 from $15,404,611 in the same period in 1997, a decrease of $8,388,474 or 54.45%. The net sales include $257,060 and $1,027,631 in sales to ROF for the six months ended June 30, 1998 and 1997, respectively. For the three months ended June 30, 1998 and 1997, net sales include $29,536 and $871,669 in sales to ROF, respectively. These amounts have been eliminated from the accompanying financial statements. Midland has a wide customer base which is expected to help increase the amount of cattle brokered through networking and marketing efforts in anticipation of continued growth of the CHB program.

     Midland's customers continued to feed fewer cattle, therefore, causing a decrease in volume for cattle revenue in the first six months of 1998. Cattle were also worth less per head resulting in a decease in total revenue. In addition, Midland sustained losses as a result of Midland's effort to support ROF's demand for CHB cattle supply.

     As a result of the decreased volume in sales, Midland's cost of goods sold for the first six months of 1998 decreased to $17,529,088 versus cost of goods sold for the first six months of 1997 of $33,765,595. This represents a decrease of $16,236,507 or 48.09% between the two periods.
Cost of goods sold were 101.10% and 97.90% of net sales for the six months ended June 30, 1998 and 1997, respectively. For the three months ended June 30, 1998, cost of goods sold decreased to $7,163,705 from $15,091,674 for the same period in 1997, a decrease of $7,927,969 or 52.53%. As a percentage of net sales, cost of goods sold increased to 102.10% for the three months ended June 30, 1998 from 97.97% for the same period in 1997.

     Selling, general and administrative expenses at Midland for the first six months of 1998 were $434,904 compared to $619,514 for the same period in 1997. This represents a $184,610 or 29.80% decrease from the first six
months of 1997.    For the three months ended June 30, 1998, selling,
general and administrative expenses decreased to $192,868 from $360,940 for the same period in 1997, a decrease of $168,072 or 46.57%. These decreases are primarily a result of decreased selling costs consistent with decreased sales volumes for 1998.

     For the six months ended June 30, 1998, Midland realized a net loss in the amount of $674,400, compared to a net profit of $17,497 for the same period in 1997. The net loss as a percentage of net sales for the six months ended June 30, 1998, measured 3.89%. The net profit as a percentage
of net sales for the six months ended June 30, 1997, measured 0.05%.   For
the three months ended June 30, 1998, Midland recognized a loss of $344,730, an amount equal to 4.91% of total sales for the period. For the same three month period in 1997, Midland recognized a loss of $41,905, an amount equal to less than 1% of total sales for the period. Management attributes the increased losses in the six months and three months ended June 30, 1998 to a reduction in volume of cattle brokered compared to the six months and three months ended June 30, 1997. The beef industry has experienced difficult times and in an effort to minimize risk, Midland decided not to aggressively broker cattle; therefore, the volume of cattle brokered decreased approximately 50%. In addition, the losses sustained by Midland to support ROF's demand for CHB cattle supply were approximately $110,000 higher than a year ago. Midland anticipates volume will expand as ROF's CHB program continues to grow.

Red Oak Feeders, L.L.C.

     Feeders has a 50% interest in a joint venture, Quality, with MoorMan's and commenced operations in the latter part of December 1997. For the six months ended June 30, 1998, Feeders net loss was $144,155, of which $112,733 resulted from losses of Feeder's share of the joint venture and $31,422 resulted from operating and interest expenses. Feeders net loss for the three months ended June 30, 1998 was $81,671 of which $66,382 resulted from losses of Feeder's share of the joint venture and $15,289 from operating and interest expenses.

                        PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

      January through June 1998  Common         $4.00*           326,125

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

      The aggregate offering price for the January offering is $3,360,000 of which $1,304,500 has been realized through the sale of 326,125 Units. To date a total of $146,606 has been paid in commissions for this offering.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. RESULTS OF VOTES OF SECURITY HOLDERS

      The Company held its Annual Meeting of Shareholders on May 8, 1998, at the Red Coach Inn, Highway 34, Red Oak, Iowa 51566, at 10:00 a.m. The following matters were submitted to shareholders for a vote:

(a) To elect the following directors to serve for the ensuing year and until their successors are duly elected and qualified:

      Nominee      Number of     Number of Votes      Number of Abstentions
                   Votes For  Against or Withheld     and Broker Non-Votes

Gordon Reisinger   10,604,151        25,000               4,050,264

John Derner        10,604,151        25,000               4,050,264

Charles Kolbe      10,604,151        25,000               4,050,264

Dwayne Lewis       10,604,151        25,000               4,050,264

John A. Sturm      10,604,151        25,000               4,050,264

John Holden        10,604,151        25,000               4,050,264

Ron Dagget         10,604,151        25,000               4,050,264

Steven G. Shafer   10,604,151        25,000               4,050,264

Alfred M. Micallef 10,604,151        25,000               4,050,264

(b)   To approve the Red Oak Hereford Farms, Inc. 1998 Stock Option Plan.

      Number of           Number of Votes         Number of Abstentions
      Votes For          Against or Withheld       and Broker Non-Votes


     10,602,451                26,700                    4,050,264

(c) To ratify the Board of Directors action allocating up to $1,000,000 to a new Cattle Feeding Club.

      Number of           Number of Votes          Number of Abstentions
      Votes For          Against or Withheld        and Broker Non-Votes


     10,603,051                25,100                    4,050,264

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as a part of this report.

      Exhibit No.    SEC Reference  Title                    Location

      10.01          10             CPNM Agreements          Attached

      10.02          10             Promissory Notes         Attached

      10.03          10             KBK Loan Agreements      Attached

      27             27             Financial Data Schedule  Attached

(b) No reports were required to be filed on Form 8-K for the period ending June 30, 1998.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      RED OAK HEREFORD FARMS, INC.



                                  /s/ Gordon Reisinger
August 12, 1998                  By:_____________________________
                                 Gordon Reisinger, President



                                  /s/ Harley Dillard
August 12, 1998                  By:_______________________________
                                 Harley Dillard, Chief Financial Officer

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      RED OAK HEREFORD FARMS, INC.




August 12, 1998                  By: /s/      Gordon Reisinger

                                 Gordon Reisinger, President




August 12, 1998                  By:/s/         Harley Dillard

                                 Harley Dillard, Chief Financial Officer

                       RED OAK HEREFORD FARMS, INC.

                          FINANCIAL STATEMENTS

                       RED OAK HEREFORD FARMS, INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                AS OF JUNE 30, 1998 AND DECEMBER 31, 1997

                               (Unaudited)


                                  ASSETS

                                             June 30,         December 31,
                                               1998                1997
                                            _________         ___________
CURRENT ASSETS
Cash                                  $           -         $      12,993
Accounts receivable
 Trade, less allowance for doubtful
    accounts of $10,000                     2,999,488           2,920,939
 Related parties                              941,546           1,102,565
Inventories                                   472,802             989,190
Prepaid expenses and other assets             105,021              96,404
                                            _________         ___________
Total current assets                        5,518,857           5,122,091


PROPERTY AND EQUIPMENT, At cost
Buildings and leasehold improvements         292,574              292,574
Vehicles and equipment                       285,711              237,878
                                             578,285              530,452
Less accumulated depreciation                254,805              224,088
                                            _________         ___________
Net book value                               323,480              306,364

OTHER ASSETS
Investment in partnership                    637,267              500,000
Other assets                                  78,774               47,229
                                            _________         ___________
Total other assets                           716,041              547,229
                                            _________         ___________
                                       $   6,558,378        $   5,975,684
                                            _________         ___________










See Accompanying Notes to Consolidated Financial Statements

                 RED OAK HEREFORD FARMS, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS

              JUNE 30, 1998 AND DECEMBER 31, 1997

                          (Unaudited)


                          LIABILITIES

                                                 June 30,      December 31,
                                                   1998           1997
                                               ___________     ___________
CURRENT LIABILITIES
  Revolving bank lines of credit             $   1,577,987    $   1,270,294
Note payable - related party                       150,000                -
Current maturities of long-term debt             1,035,039        1,029,015
Accounts payable
Trade                                            2,069,854          546,691
Related parties                                    283,221           54,528
Accrued expenses                                   317,506          100,380
Current maturities of deferred income              100,000          100,000
                                                ___________     ___________
Total current liabilities                        5,533,607        3,100,908

LONG-TERM LIABILITIES
Deferred income                                    200,000          200,000
Long-term debt                                   1,014,722          971,694
                                                ___________     ___________
Total long-term liabilities                      1,214,722        1,171,694
                                                ___________     ___________
Total liabilities                                6,748,329        4,272,602
                                                ___________     ___________

                         STOCKHOLDERS' EQUITY

Common stock, $.001 par value,
  authorized 50,000,000 shares;
  issued and outstanding 14,757,815
  and 14,429,290 shares                             14,757           14,430
Cumulative preferred stock, $.001 par value,
  authorized 5,000,000 shares; issued and
  outstanding 200,000 shares                           200              200
Additional paid-in capital                       6,893,630        5,738,605
Retained earnings (deficit)                     (7,098,538)      (4,050,153)
                                               ___________     ___________
Total stockholders' equity                        (189,951)       1,703,082
                                               ___________     ___________
                                            $    6,558,378     $  5,975,684



See Accompanying Notes to Consolidated Financial Statements

                        RED OAK HEREFORD FARMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                 (Unaudited)

                      Three Months Ended June 30,   Six Months Ended June 30,
                          1998         1997            1998           1997
                       ___________    ___________   ___________    __________
NET SALES
Related parties       $  1,570,822   $  2,591,614   $ 3,581,050   $ 1,220,826
Others                  13,881,141     19,987,578    28,374,356    48,752,832
                       ___________    ___________   ___________    __________
                        15,451,963     22,579,192    31,955,406    49,973,658
COST OF GOODS SOLD
Related parties          4,698,436      1,666,431     9,416,452     3,532,388
Others                  11,290,258     21,261,786    23,524,646    46,830,894
                       ___________    ___________   ___________    __________
                        15,988,694     22,928,217    32,941,098    50,363,282
                       ___________    ___________   ___________    __________
GROSS PROFIT (LOSS)      (536,731)      (349,025)     (985,692)     (389,624)

OPERATING EXPENSES        808,224      1,017,547     1,721,568     1,574,079
                       ___________    ___________   ___________    __________
LOSS FROM OPERATIONS    (1,344,955)    (1,366,572)  (2,707,260)   (1,963,703)
                       ___________    ___________   ___________    __________
OTHER INCOME (EXPENSE)
Equity in partnership
    - losses               (66,382)         -         (112,733)           -
Interest Income                 55          -              660         3,668
Interest Expense          (119,687)      (32,847)     (229,052)     (178,824)
                       ___________    ___________    __________    __________
                          (186,014)      (32,847)     (341,125)     (175,156)
                       ___________    ___________   ___________    __________
NET LOSS                (1,530,969)   (1,399,419)   (3,048,385)   (2,138,859)

PREFERRED STOCK
DIVIDEND REQUIREMENT        32,274          -           77,953            -
                       ___________    ___________   ___________    __________
NET LOSS APPLICABLE
TO COMMON STOCKHOLDERS $(1,563,243)  $(1,399,419)  $(3,126,338)  $(2,138,859)
                       ___________    ___________   ___________    __________
BASIC AND DILUTED
  LOSS PER SHARE           $(0.11)      $(0.11)        $(0.11)       $(0.17)
                       ___________    ___________   ___________    __________
WEIGHTED AVERAGE
  SHARES OUTSTANDING    14,732,456    13,153,566     14,583,915   12,835,900
                       ___________    ___________   ___________    __________


See Accompanying Notes to Consolidated Financial Statements

                    RED OAK HEREFORD FARMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                            (Unaudited)

                                             1998             1997
                                          __________       __________
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 $(3,048,385)    $ (2,138,859)
Adjustments to reconcile net loss
 to net cash used in operating activities:
Depreciation and amortization                 51,583           41,517
 Equity in partnership - losses              112,733                -
      Changes in:
Accounts receivable                           82,470          176,794
Inventories                                 (483,612)        (241,030)
Prepaid expenses                              (8,617)        (127,413)
Accounts payable and accrued expenses      1,968,983       (1,499,759)
                                          __________       __________
Net cash used in operating activities     (1,324,845)      (3,788,750)
                                          __________       __________
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment           (47,832)         (11,798)
Proceeds on sale of equipment                      -           59,827
Change in other assets                       (52,413)          (1,380)
Investment in partnership                   (250,000)               -
                                          __________       __________
Net cash used in investing activities       (350,245)          46,649
                                          __________       __________

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock  1,155,352       2,452,924
Proceeds from subscription of common stock          -       1,014,000
Net borrowings (payments) on line of credit   307,693         430,483
Proceeds on issuance of long-term debt        511,344         125,000
   Payments on long-term debt                (312,292)       (133,847)
Purchase of treasury stock                          -         (31,000)
Distributions paid                                  -         (60,459)
                                          __________       __________
Net cash provided by financing activities   1,662,097       3,797,101
                                          __________       __________

INCREASE (DECREASE) IN CASH                  (12,993)          55,000

CASH, BEGINNING OF PERIOD                     12,993                -
                                          __________       __________
CASH, END OF PERIOD                        $       -        $  55,000
                                          __________       __________



See Accompanying Notes to Consolidated Financial Statements

                    RED OAK HEREFORD FARMS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 1998 AND 1997

                             (Unaudited)

NOTE 1: NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

   The condensed consolidated financial statements do not include all footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1997 10-KSB. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of results that can be expected for the full year.

   The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at June 30, 1998 and December 31, 1997, and its consolidated results of operations and cash flows for the interim periods June 30, 1998 and June 30, 1997. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Red Oak Farms, Inc. ("ROF"), Midland Cattle Company ("Midland") and Red Oak Feeders, LLC ("Feeders"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and negative cash flows from operations since its inception due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations and is in technical noncompliance with certain loan agreements. In addition, during the first quarter of 1998 the Company was notified that their lenders were terminating their relationships with the Company. ROF subsequently obtained a new financing arrangement; however, Midland is still negotiating new financing arrangements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is in the process of renegotiating loan agreements, completing a private placement offering, and increasing product awareness through marketing efforts to improve profitability and cash flow. Sales efforts are being made to change the product mix of sales to increase the volume percentage of branded versus commodity sales. Management believes these steps will enhance the Company's ability to achieve favorable operating results. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                    RED OAK HEREFORD FARMS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 1998 AND 1997

                             (Unaudited)

NOTE 2: RELATED PARTY TRANSACTIONS

   The Company sells cattle to certain companies which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and ROF utilize trucking companies that are owned by members of the Company's management or Board of Directors. The activity between the Company and these related parties at and for the six months ended June 30, 1998 and 1997 are as follows:

                              June 30, 1998      June 30, 1997
                              _____________      _____________
        Sales                  $3,581,050          $1,220,826
        Purchases               9,416,452           3,532,388

   Additionally, during the six months ended June 30, 1998 and 1997, ROF purchased cattle from Midland in the amount of $257,060 and $1,027,631, respectively. Such intercompany purchases are eliminated in consolidation.

   The Company also has two notes payable to a major stockholder and director for $100,000 which will be used for the My Favorite Jerky company and $50,000 for the Company's investment in Here's the Beef. The notes are payable on demand and bear interest of 9%. A previous note payable to a major stockholder for $246,326 was repaid on May 6, 1998.

NOTE 3: INVENTORIES

   Inventories at June 30, 1998 and December 31, 1997 consisted of the following:

                                June 30,         December 31,
                                  1998              1997
                              __________         ___________
        Boxed beef            $1,330,975         $  639,411
        Cattle                    51,090            296,149
        Other                     90,737             53,630
                              __________         ___________
                              $1,472,802          $ 989,190

NOTE 4: DEBT

   On April 13, 1998, ROF entered into an agreement in principle with KBK Capital Corporation ("KBK") to provide an asset based line of credit. The line of credit provides borrowings up to $2,500,000 for accounts receivable and $1,500,000 for inventory, based on eligible assets. The line of credit is collateralized by substantially all of the subsidiary's assets and personal guarantees of the Company's President and a Director. KBK began funding ROF on April 24, 1998 and the agreement was finalized in May 1998.

Midland is currently negotiating new financing arrangements with potential lenders.

                    RED OAK HEREFORD FARMS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 1998 AND 1997

                             (Unaudited)

NOTE 5: STOCKHOLDERS' EQUITY

   On January 14, 1998, the Company began a private placement offering to issue up to 840,000 units, each unit comprising one common share and one common stock purchase warrant, for $4.00 per unit. The common stock purchase warrants are callable at $.10 per share upon 60 days' notice and grant the holder the right to purchase common stock at $6.00 per share. Through June 30, 1998, the Company has raised $1,304,500 through the sale of 326,125 units before deducting offering expenses of $149,148.

NOTE 6: RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

   The financial statements for the quarter ended June 30, 1997 and the six months ended June 30, 1997 have been restated to reflect certain marketing costs and professional fees reclassed as operating expenses during the fourth quarter of 1997. The restatements resulted in the the following increase in the Company's operating expenses:

          Quarter Ended June 30, 1997           $243,062

          Six Months Ended June 30, 1997        $287,062