Form 10-Q
period 1998-09-30
RED OAK HEREFORD FARMS INC
filed 1998-11-16
CIK 939728

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended September 30, 1998

                        Commission File Number 33-89714



                          RED OAK HEREFORD FARMS, INC.

        (Exact name of small business issuer as specified in its
                                 charter)


            NEVADA                                84-1120614
            ------                                ----------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)


                    2010 Commerce Drive, Red Oak, Iowa  51566
                     (Address of principal executive offices)

                                 (712) 623-9224
                           (Issuer's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes x         No
                                 ---          ---


At November 11, 1998, there were 15,050,165 shares of common stock, $.001 par value, of the registrant outstanding.

INDEX

                                                          Page No.


PART I-FINANCIAL INFORMATION

Item 1.   Financial Statements                               F-1
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations       3

PART II-OTHER INFORMATION

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

     The Company operates through its subsidiaries, Red Oak
Farms, Inc. ("ROF"), Midland Cattle Company ("Midland"), Red Oak Feeders, LLC ("Feeders") which has a 50% interest in a joint venture, Quality Feeders ("Quality"), Here's The Beef, Corp. ("HTB") of which the Company owns 80%, and My Favorite Jerky, LLC ("MFJ") of which the Company owns 60%.

CURRENT QUARTER DEVELOPMENTS

     Currently, there are over 100 nationally known restaurants serving CHB and the Company has increased its premium retail supermarket stores from 79 as of June 30, 1998 to 102 as of September 30, 1998.

     A sampling of the Company's supermarket and restaurant clientele currently includes:

     Retail Supermarkets
     -------------------
     Sutton Place Gourmet in New York, Connecticut and Washington, DC Steele's Markets in Colorado
     Sunshine Food Markets in South Dakota
     Quillin's IGA Foodliners in Wisconsin
     Hen House in Kansas City
     Walts's in Illinois
     Kowalski's in Minnesota

     Bud's Family Foods in Oklahoma
     Kincaid & Sons in Indiana

     Restaurants
     -----------
     The New York Hilton (2)
     Newark Hilton
     The Riviera in Las Vegas
     The Fort in Denver
     The Waldorf-Astoria in New York
     Johnny's Cafe in Omaha
     Stackwood Restaurant in Lincoln, NE
     Veladi Ranch Steakhouse in Texas and Puerto Rico

     Market Media. Market Media, a financial public relations service, will continue to service the Company's 800 number for investor information requests and maintain the Company's website
(www.redoakfarms.com).

     Nebraska Beef Agreement. On March 25, 1998, the Company entered into a three-year slaughter and fabrication agreement with Nebraska Beef. Under this agreement, Nebraska Beef has agreed to slaughter and fabricate 500 - 4,500 head of cattle per week. If the carcass count falls below these numbers in any given week, Nebraska Beef has the right to terminate the agreement. Nebraska Beef has also agreed to purchase all carcasses that do not meet United States Department of Agriculture ("USDA") specifications for CHB. The Company has met the quota of beef processed as required in the agreement and is confident they will continue to be in compliance with the agreement.

     CPNM Agreement. The Company formed a Nevada Corporation; Here's The Beef, Corp. ("HTB"), for the purpose of beginning a multi-media distribution network. The Company owns 80% of HTB and a minority shareholder, Cable/Print Network Marketing, Inc. ("CPNM") owns 20%. HTB has an infomercial in production stage, which is tentatively scheduled to air nationally in the fourth quarter with a print media campaign currently under development.

     McClellan Creek Gourmet Meats Agreement. The Company established a new joint venture with McClellan Creek Gourmet Meats, Inc. to produce, market and sell, nationwide, a natural style beef jerky through My Favorite Jerky, LLC ("MFJ"). The agreement was finalized during the third quarter of 1998 with the Company owning 60% and McClellan Creek Gourmet Meats owning 40% of MFJ.

     MFJ appointed Unicom Marketing Group as its marketing agency. The final packaging design has been established and MFJ anticipates productrole out to begin mid-November 1998.

     Although production has not commenced, MFJ has incurred initial operating expenses and start-up costs associated with developing the product and coordinating production and selling activities.

     Stubbs Barbeque Agreement. Stubbs Barbeque and the Company through ROF have determined that it's in the best interest of both parties to discontinue negotiations in a line of precooked beef products until a future date.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had a consolidated cash and cash equivalents balance of $ 0.

     The Company's sources of capital are primarily the issuance of private debt, borrowings on lines of credit and the issuance of equity securities. As the Company continues its investment in brand development, these resources will be critical to the success of the Company. The Company will require additional resources to move to the next stage of development.

     The Company has three notes payable to a major stockholder and director totaling $410,000. The notes are payable on demand and bear interest of 9%. Total interest expense related to these notes was approximately $6,700 for the nine months ended September 30, 1998.

     The Company commenced a private placement on January 14, 1998. The private placement was for 840,000 Units at $4.00 per Unit. Each Unit consists of one share of common stock of the Company and a Warrant to purchase one share of common stock of the Company at $6.00 per share. The private placement was closed on September 14, 1998. The Company raised $1,328,500 through the sale of 332,125 units before deducting offering expenses of $152,352. The Company used the capital raised from this offering for working capital.

     Pursuant to the 1997 Stock Option Plan, options for 555,000 shares have been granted to date. As of September 30, 1998, none of the options granted pursuant to the 1997 Stock Option Plan have been exercised.

      On September 30, 1998, the Company's Board of Directors granted 150,000 shares of common stock to three Directors in recognition of the outstanding service provided by each individual. As a result of the grant of common stock, the Company recognized $258,000 of compensation expense.

      On May 8, 1998, the Company's Board of Directors resolved that all Directors shall receive as consideration for the participation in each board meeting, 1,000 shares of common stock issued to such Director for each regular meeting attended during the year. In addition, the Board also granted all outside Directors stock options for the purchase of 5,000 shares of common stock exercisable at $4.75 per share. The right to exercise the options shall vest upon completion of each outside Director's one-year term, and shall be exercisable for a period of five years.

     On September 30, 1998, the Board amended the resolution such that each Director will receive 1,000 shares of common stock for all board meetings attended. As of September 30, 1998, the Company has recognized a total of $75,760 in director compensation expense for all board meetings held to date. Through September 30, 1998 the Company has granted 24,000 shares and 25,000 options to Directors.

   On September 30, 1998, the Company also granted 100,000 shares of common stock for consulting services to Andrew Glashow and Empire
Management Ltd. As a result of this grant, the Company recorded an expense totaling $172,000.

     Cash used in operating activities decreased from $6,014,192 in the first nine months of 1997 to $2,486,976 in the first nine months of 1998. The principle uses for the first nine months of 1998 were attributable to the Company's net loss and an increase in inventory and accounts receivable which were partially offset by an increase in accounts payable and accrued expenses.

     Cash (used in)/provided by investing activities changed from providing $32,609 during the first nine months of 1997 to using ($364,109) in the first nine months of 1998. The majority of the cash used by investing activities in the first nine months of 1998 is attributed to the Company's additional investment in Feeders, an increase in other assets including contract fees and loan origination fees and the purchase of property and equipment.

     Cash provided from financing activities decreased from $5,981,583 in the first nine months of 1997 to $2,838,092 in the first nine months of 1998. Sales of common stock and additional borrowings were the primary sources of cash flows for financing activities in the first nine months of 1998.

     Revolving Lines of Credit. The Company continues to receive an asset-based line of credit from KBK Capital Corporation ("KBK"). The line of credit provides borrowings up to $2,500,000 for accounts receivable and $1,500,000 for inventory, based on eligible assets. The line of credit is collateralized by substantially all of ROF's assets and personal guarantees of the Company's President and a Director. The Company is in technical non-compliance on certain financial conditions on its loan agreement with KBK, which gives KBK the right to call the loan. However, KBK has given no indication of any intention to call this obligation.

     IDED Loan. ROF is current on its long term loan obligation with the Iowa Department of Economic Development ("IDED") and as of September 30, 1998, the principal balance remaining on this loan was approximately $463,098. Management believes that proceeds from capital raising activities and product sales revenue will be adequate to continue meeting this obligation.

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

     AHA Contract. ROF is under contract with the American Hereford Association ("AHA"), a non-profit organization, and has exclusive license to market CHB. As of the reporting date the Company has not met the pro-rata volume commitment necessary for the royalty liability, however, the Company has accrued an amount representative of the pro-rata liability as of the reporting date. The 1998 obligation is for $725,000 of which $425,000 was due by August 31, 1998. The Company had paid AHA $108,270 by August 31, 1998, with an additional $25,608 paid in September. Subsequent to quarter end, the Company paid AHA $116,730 with the remaining $174,392 unpaid. On September 8, 1998, ROF was notified by AHA that ROF had failed to pay the royalty fees according to the agreement and if such fees were not paid prior to October 8, 1998 AHA may terminate the agreement at any time thereafter. To date, ROF has not made all required payments and AHA has not terminated the agreement.

     Following discussion by the Board of Directors of Red Oak
Hereford Farms, Inc. and the Board of the American Hereford
Association the exclusive right to market Certified Hereford Beef was terminated. A new non-exclusive agreement in principle has been agreed upon by the AHA which Red Oak management believes is beneficial to Red Oak Hereford Farms, Inc. Red Oak's financial responsibilities to the AHA are reduced by the change which resulted from the negotiations.
Red Oak Farms, Inc. continues as the de facto exclusive marketing agent but the AHA is allowed to entertain other relationships none of which have been identified. This also facilitates the development of several potential profit centers which have been evaluated by Red Oak Farms, Inc. Management does not expect the change to materially affect the Company's business in anything but a positive way, however, there can be no assurance regarding the ultimate affect.

     Capital Expenditures. ROF has made a capital commitment for a management information system that will require payment of approximately $56,000 to third party vendors. The majority of this system cost will be financed through a lease from IBM. The Company does not currently have any other capital expenditures commitments. The Company anticipates initiating the management information system during the fourth quarter of 1998.

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

RESULTS OF OPERATIONS

     The Company has suffered recurring losses and negative cash flows from operations since its inception primarily due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations and is in technical noncompliance with certain loan agreements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is considering a private placement offering, and increasing sales and product awareness through marketing efforts to improve profitability and cash flow. Efforts are being made to change the product mix of sales to increase the volume percentage of branded versus commodity sales. Management believes these steps will enhance the Company's ability to achieve favorable operating results. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Consolidated comparison for the three months ended September
30, 1998 and the three months ended September 30, 1997 and consolidated comparison for the nine months ended September 30, 1998 and the nine months ended September 30, 1997.

Red Oak Hereford Farms, Inc.

     Net sales decreased to $51,074,294 in the first nine months of 1998 from $79,328,183 in the same period in 1997, a decrease of $28,253,889 or 35.62%. Net sales decreased to $19,148,424 in the three months ended September 30, 1998 from $29,354,525 in the same period in 1997, a decrease of $10,206,101 or 34.77%. Sales of CHB increased for the three and nine months ended September 30, 1998; however, the overall decrease resulted primarily from lower cattle sales volume. Negative returns in the cattle feeding business weakened demand for feeder cattle resulting in fewer feeder cattle brokerage sales. As the Company anticipates additional increases in retail customers during 1998, the number of cattle processed should increase, resulting in an increase in cattle brokerage sales and branded CHB sales.

     Cost of goods sold decreased to $52,065,329 in the first nine months of 1998 from $79,656,550 in the same period in 1997, a decrease of $27,591,221 or 34.64%. The cost of goods sold as a percentage of net sales measured 101.94 % in 1998 versus 100.41% in the first nine months of 1997. For the three months ended September 30, 1998, cost of goods sold decreased to $19,153,767 from $29,293,268 in the same period in 1997, a decrease of $10,139,501 or 34.61%. The cost of goods sold for the three months ended September 30, 1998 and 1997, represent 100.03% and 99.79% of net sales for that period. The decrease in cost of goods sold resulted from a reduction in cattle brokerage transactions, which correlates with reduction in sales demand for live cattle. Although total cost of goods sold decreased, the costs associated with CHB increased slightly as the demand for CHB increased with the addition of more retail stores.

     Gross loss increased $662,668 from a loss of $328,367 for the first nine months of 1997, to a $991,035 loss for the first nine months of 1998. These losses as a percentage of net sales measured 1.94% in 1998 versus 0.41% in the first nine months of 1997. The gross loss increased $66,600 to a loss of $5,343 for the three months ended September 30, 1998, from a profit of $61,257 for the same period in 1997, representing 0.03% and 0.21% of net sales for the three months ended September 30, 1998 and 1997, respectively. The increase in gross loss primarily resulted from a decrease in gross margin on the Company's cattle brokerage business.

     Selling, general and administrative expenses increased to $3,020,830 in the first nine months of 1998 from $2,646,953 in the same period in 1997, an increase of $373,877 or 14.12%. For the three months ended September 30, 1998, selling, general and administrative expenses increased to $1,299,262 from $1,072,874 in the same period in 1997, an increase of $266,388 or 21.10%. The increase results primarily from an increase in compensation expense through the grants of common stock described on pages 5 and 6 under the liquidity and capital resources section of this Management Discussion and Analysis.

     Losses from operations increased to $4,011,865 in the first nine months of 1998 from $2,975,320 in the same period in 1997, an increase of $1,036,545 or 25.84%. These losses as a percentage of sales measured 7.85% in 1998 versus 3.75% in the first nine months of 1997. For the three months ended September 30, 1998, the Company realized $1,304,605 of losses from operations compared to $1,011,617 for the three months ended September 30, 1997, an increase of $292,988 or 28.96%. These losses as a percentage of sales for the three months ended measured 6.81% in 1998 versus 3.45% in 1997. The majority of the increase is due to the reduction in sales volume, as well as, a decrease in margins on these sales and an increase in stock compensation expense.

     Net other expense increased to $699,892 for the first nine months of 1998 from $236,898 in the same period in 1997, an increase of $462,994 or 195.44%. These expenses as a percentage of sales measured 1.37% in 1998 versus 0.30% in the first nine months of 1997. For the three months ended September 30, 1998, the Company realized $358,767 of expenses, an increase of $297,025 or 481.07% from $61,742 for the three months ended September 30, 1997. This increase is due to the equity in partnership losses in its investment of Quality Feeders, LC and an increase in interest expense on borrowings.

     As a result of the above, net loss for the first nine months of 1998 increased to $4,711,757 from $3,212,218 in the same period in 1997. These losses as a percentage of net sales measured 9.22% in 1998 versus 4.05% in the first nine months of 1997. For the three months ended September 30, 1998, the Company realized $1,663,372 of losses. This represents 8.69% of net sales for the period. For the same period in 1997, the Company incurred losses of $1,073,359, an amount representing 3.66% of sales. The loss per share increased to $0.33 for the nine months ended September 30, 1998 from $0.24 for the same period in 1997.

     Additional comparison for the three months ended September 30, 1998 and the three months ended September 30, 1997 and comparison for the nine months ended September 30, 1998 and the nine months ended September 30, 1997.

Red Oak Farms, Inc.

     ROF is the processor and distributor of CHB beef products for Red Oak Hereford Farms, Inc. Net sales in the first nine months of 1998 were $26,478,847 compared to $24,163,018 for the same period in 1997. These figures represent a sales increase of $2,315,829 or 9.58%. Net sales in the three months ended September 30, 1998 increased to $11,604,971 from $7,651,871 for the same period in 1997, an increase of $3,953,100 or 51.66%. The increase in net sales resulted from the increase in retail stores and changes in customer's mix. ROF is making progress in balancing the branded versus commodity sales by increasing branded sales in 1998. ROF has been striving for a balance between branded versus commodity sales with the goal to reach profitability by selling more CHB at branded prices. Due to increased marketing and sales efforts, ROF continues to increase its retail customers during 1998; therefore, the number of cattle processed should increase, resulting in an increase of branded and overall sales. In addition, ROF started to see an increase in export sales of CHB during the third quarter of 1998 and anticipates export sales to continue to increase during the fourth quarter.

     Cost of goods sold increased in the first nine months from $25,622,240 in 1997 to $27,270,125 in 1998, an increase of $1,647,885 or 6.43%. This increase resulted from the addition of more retail customers and higher demand for CHB. Cost of goods sold represent 102.99% and 106.04% of net sales for the nine months ended September 30, 1998 and 1997, respectively. For the three months ended September 30, 1998, cost of goods sold increased to $11,601,055 from $7,996,922 in the same period in 1997, an increase of $3,604,133 or 45.07%. As a percentage of net sales, cost of goods sold were 99.97% and 104.51% for the three months ended September 30, 1998 and 1997, respectively. The cost of goods sold includes $286,596 and $508,357 in purchases from Midland for the nine months ended September 30, 1998 and 1997, respectively. The cost of goods sold includes $0 and $15,885 in purchases from Midland for the three months ended September 30, 1998 and 1997, respectively. These amounts have been eliminated from the accompanying financial statements.

     Selling, general and administrative expenses at ROF for the first nine months of 1998 were $1,339,878 compared to $1,123,308 for the same period in 1997. This is a 19.28% increase from the first nine months of 1997. For the three months ended September 30, 1998, selling, general and administrative expenses decreased slightly to $443,164 from $451,668 for the three months ended September 30, 1997, a decrease of $8,504 or 1.89%. An increase in personnel and personnel related expenses and an increase in selling costs to position ROF for current and future sales growth were the primary contributors of the increase in these expenses.

     For the nine months ended September 30, 1998, ROF realized net losses in the amount of $2,426,996, compared to $2,700,688 in net losses for the same period in 1997. These losses as a percentage of net sales measured 9.17% in 1998 versus 11.18% in the first nine months of 1997. For the three months ended September 30, 1998, ROF realized $584,443 in net losses representing 5.04% of net sales for that period. For the three months ended September 30, 1997, ROF incurred losses of $836,417, an amount representing 10.93% of net sales for that period. Management attributes the continuing net loss to decreased margins and to the current product mix, in which bulk beef sales continues to be the dominant revenue source. During the first nine months of 1998, the company has made advances in the retail sector for premium CHB by adding 23 new retail stores during the third quarter of 1998 and a total of 48 new retail stores for the nine months ended September 30, 1998. ROF is continuing to develop retail prospects and it is anticipated that several of these potential buyers will become customers.

Midland Cattle Company

     Midland is engaged in cattle brokerage activities and facilitates the identification of CHB producers and feeders and supplies cattle inventory for ROF. For the nine months ended September 30, 1998, Midland had net sales of $24,882,043 versus $55,673,522 for the same period in 1997. This represents a decrease of $30,851,479 or 55.41% from 1997 to 1998. For the three months ended September 30, 1998, net sales decreased to $7,543,453 from $21,183,380 in the same period in 1997, a decrease of $13,639,927 or 64.39%. The net sales include $286,596 and $508,357 in sales to ROF for the nine months ended September 30, 1998 and 1997, respectively. For the three months ended September 30, 1998 and 1997, net sales include $0 and $15,885 in sales to ROF, respectively. These amounts have been eliminated from the accompanying financial statements.

     Midland's customers continued to feed fewer cattle, therefore, causing a decrease in volume for cattle revenue in the first nine months of 1998. Cattle were also worth less per head resulting in a decrease in total revenue. In addition, Midland sustained losses as a result of Midland's effort to support ROF's demand for CHB cattle supply.

     As a result of the decreased volume in sales, Midland's cost of goods sold for the first nine months of 1998 decreased to $25,081,800 versus cost of goods sold for the first nine months of 1997 of $54,542,667. This represents a decrease of $29,460,867 or 54.01%
between the two periods. Cost of goods sold were 100.80% and 97.97% of net sales for the nine months ended September 30, 1998 and 1997, respectively. For the three months ended September 30, 1998, cost of goods sold decreased to $7,552,712 from $20,777,072 for the same period in 1997, a decrease of $13,224,360 or 63.65%. As a percentage of net sales, cost of goods sold increased to 100.12% for the three months ended September 30, 1998 from98.08% for the same period in 1997.

     Selling, general and administrative expenses at Midland for the first nine months of 1998 were $638,741 compared to $943,147 for the same period in 1997. This represents a $304,406 or 32.28% decrease from the first nine months of 1997. For the three months ended September 30, 1998, selling, general and administrative expenses decreased to $203,837 from $323,633 for the same period in 1997, a decrease of $119,796 or 37.02%. These decreases are primarily a result of decreased selling costs consistent with decreased sales volumes for 1998.

       For the nine months ended September 30, 1998, Midland realized a net loss in the amount of $887,496, compared to a net profit of $54,921 for the same period in 1997. The net loss as a percentage of net sales for the nine months ended September 30, 1998, measured 3.57%. The net profit as a percentage of net sales for the nine months ended September 30, 1997, measured 0.09%. For the three months ended September 30, 1998, Midland recognized a loss of $213,096, an amount equal to 2.82% of total sales for the period. For the same three month period in 1997, Midland recognized a net profit of $37,424, an amount equal to less than 1% of total sales for the period. Management attributes the increased losses in the nine months and three months ended September 30, 1998 to a reduction in volume of cattle brokered compared to the nine months and three months ended September 30, 1997. In an effort to minimize risk of excessive losses, Midland decided not to aggressively broker cattle; therefore, the volume of cattle brokered decreased approximately 50%. Midland anticipates volume will expand as ROF's CHB program continues to grow.

Red Oak Feeders, L.L.C.

     Feeders has a 50% interest in a joint venture, Quality Feeders, LLC ("Quality"), with MoorMan's and commenced operations in the latter part of December 1997. For the nine months ended September 30, 1998, Feeders net loss was $353,406, of which $308,359 resulted from losses of Feeder's share of the joint venture and $45,047 resulted operating and interest expenses. Feeders net loss for the three months ended September 30, 1998 was $209,251 of which $195,626 resulted from losses of Feeder's share of the joint venture and $13,625 from operating and interest expenses.

Here's The Beef Corp.

      HTB is owned 80% by the Company and 20% by CPNM. For the three and nine months ended September 30, 1998, HTB had a net loss of $1,990 due to operating and start-up expenses incurred during the initial planning period of the business.

My Favorite Jerky, L.L.C.

     MFJ is owned 60% by the Company and 40% by McClellen Creek Gourmet Meats. For the three and nine months ended September 30, 1998, MFJ realized a loss of $3,742 from initial operating expenses and start-up costs associated with developing the product and coordinating production and selling activities.

                           PART II-OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     A settlement was reached with the United States Department of Agriculture regarding an administrative proceeding initiated on July 16, 1997 by the Grain Inspection Packers and Stockyards Administration.
The proceeding was initiated against Cimmaron Properties, Ltd., Wall Lake Cattle Co., Inc., Midland Cattle Company and Gordon Reisinger and alleged violations of 7 USC 181 et seq. by failing to pass on to customers original purchase shrink weight allowances when reselling livestock and failure to maintain adequate records. The respondents Gordon Reisinger and Midland Cattle Co., Inc., denied the allegations of the complaint, and stipulated to a cease and desist order which provides that respondents deny they have in the past but shall henceforth cease and desist from:

     1. Arbitrarily adding weight to the actual purchase weight when selling livestock to customers on an actual weight basis under any circumstances;

     2. Failing to pass to its customers the shrink weight allowances when selling livestock to customers on an actual weight basis; and

     3. Falsifying records by listing on invoices to customers a sale weight that is different from the weight at which the cattle were purchased.

Further, the respondents were assessed a civil penalty in the amount of $5,000.

ITEM 2.   CHANGES IN SECURITIES

(a) Securities Sold - Exchanges

     Date                   Title         Price Per Unit       Amount
     ----                   -----         --------------       ------
     March 14, 1997         Common        Exchange           10,000,000*

      *Plus options to purchase an additional 3,000,000 common shares of the Company.


     Date                   Title         Price Per Unit       Amount
     ----                   -----         --------------       ------
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

(a) Securities Sold - Private Offerings

     Date                        Title      Price Per Unit    Amount
     ----                        -----      --------------    ------
     March through Sept. 1997    Common     $3.00*           1,500,000

     *Each Unit consisted of one share of the Company's common stock and a warrant to purchase a share of the Company's common stock at $5.00 per share.

     January through Sept. 1998  Common     $4.00*            332,125

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

     The aggregate offering price for the January offering is $3,360,000 of which $1,328,500 has been realized through the sale of 332,125 Units. To date a total of $152,353 has been paid in commissions for this offering.

(d) Exemption from Registration Claimed

     The securities were sold pursuant to Regulation D, Rule 506 as promulgated by the Securities and Exchange Commission under Section 4(2) of the Securities Act of 1933, as amended.

(e) Terms of Conversion or Exercise

     March 1997 Offering. Each Warrant represents the right to purchase one share of Common Stock at an initial exercise price of $5.00 per share. The Warrants are exercisable during the period commencing upon the closing date of the offering and ending three from the date of the offering. Holders of Warrants may exercise their Warrants for the purchase of shares of Common Stock only if the purchase of such shares is exempt from federal registration requirements and qualified for sale, or deemed to be exempt from qualification under applicable state securities law. The Warrants are redeemable, in whole or in part, at the option of the Company, upon not fewer than 60 days notice, at a redemption price equal to $.10 per Warrant at any time the Common Stock of the Company publicly trades at a bid price of $8.00 or above for a period of ten consecutive trading days.

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

(a)   Securities Sold - Stock Grants

     Date                        Title    Price Per Unit      Amount
     ----                        ------   --------------      ------
     January 23, 1998            Common     $5.00              5,000
     May 8, 1998                 Common     $4.75              8,000
     July 16, 1998               Common     $3.00              8,000
     September 29, 1998          Common     $1.72              8,000
     September 29, 1998          Common     $1.72            100,000
     September 29, 1998          Common     $1.72            150,000

(b)  Underwriters and other purchasers

      The above stock grants were issued to consultants, officers and directors of the Company.

(c)  Consideration

      The above stock grants were issued as compensation for services.

(d)  Exemption from Registration Claimed

      The securities were issued pursuant to Section 4(2) under the Securities Act of 1933, as amended.

(e)  Terms of Conversion or Exercise

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as a part of this report.

  Exhibit No.    SEC Reference  Title                          Location
  -----------    -------------  ---------------------------    --------
     10.01            10        My Favorite Jerky Agreement    Attached

     27               27        Financial Data Schedule        Attached

(b) No reports were required to be filed on Form 8-K for the period ending September 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RED OAK HEREFORD FARMS, INC.




November 13, 1998
By:_______________________________________
   Gordon Reisinger, President




November 13, 1998
By:_______________________________________
   Harley Dillard, Chief Financial Officer

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the under signed thereunto duly authorized.

                          RED OAK HEREFORD FARMS, INC.




November 13, 1998          By:/s/  Gordon Reisinger
                           ---------------------------------------
                           Gordon Reisinger, President




November 13, 1998          By:/s/ Harley Dillard
                           ---------------------------------------
                           Harley Dillard, Chief Financial Officer

                          RED OAK HEREFORD FARMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                  (Unaudited)

                                    ASSETS

                                                September 30,    December 31,
                                                    1998             1997
                                                ------------      -----------
CURRENT ASSETS
  Cash                                          $     -           $    12,993
  Accounts receivable
     Trade, less allowance for doubtful
            accounts of $10,000                    3,856,821        2,920,939
     Related parties                                 957,597        1,102,565
  Inventories                                      1,478,027          989,190
  Prepaid expenses and other assets                  338,887           96,404
                                                ------------      -----------
               Total current assets                6,631,332        5,122,091
                                                ------------      -----------

PROPERTY AND EQUIPMENT, At cost
   Buildings and leasehold improvements              294,974          292,574
   Vehicles and equipment                            307,178          237,878
                                                ------------      -----------
                                                     602,152          530,452
   Less accumulated depreciation                    (270,168)        (224,088)
                                                ------------      -----------
               Net book value                        331,984          306,364
                                                ------------      -----------

OTHER ASSETS
   Investment in partnership                         391,640          500,000
   Other assets                                       99,491           47,229
                                                ------------      -----------
               Total other assets                    491,131          547,229
                                                ------------      -----------

                                                $  7,454,447      $ 5,975,684
                                                ------------      -----------
                                                ------------      -----------











See Accompanying Notes to Consolidated Financial Statements

                          RED OAK HEREFORD FARMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                  (Unaudited)

                                  LIABILITIES

                                                September 30,     December 31,
                                                    1998             1997
                                                ------------      -----------
CURRENT LIABILITIES
   Revolving bank lines of credit               $  2,482,016      $ 1,270,294
   Note payable - related party                      410,000
   Current maturities of long-term debt            1,036,963        1,029,015
   Accounts payable
     Trade                                         2,038,220          546,691
     Related parties                                 981,584           54,528
   Accrued expenses                                  503,463          100,380
   Current maturities of deferred income             300,000          100,000
                                                ------------      -----------
          Total current liabilities                7,752,246        3,100,908
                                                ------------      -----------
LONG-TERM LIABILITIES
   Deferred income                                                    200,000
   Long-term debt                                  1,003,968          971,694
                                                ------------      -----------
          Total long-term liabilities              1,003,968        1,171,694
                                                ------------      -----------
          Total liabilities                        8,756,214        4,272,602
                                                ------------      -----------

                          STOCKHOLDERS' EQUITY

Common stock, $.001 par value, authorized
   50,000,000 shares; issued and outstanding
   14,762,815 and 14,429,290 shares                   14,763           14,430
Cumulative preferred stock, $.001 par value,
   authorized 5,000,000 shares; issued and
   outstanding 200,000 shares                            200              200
Additional paid-in capital                         7,445,180        5,738,605
Retained earnings (deficit)                       (8,761,910)      (4,050,153)
                                                ------------      -----------
          Total stockholders' equity              (1,301,767)       1,703,082
                                                ------------      -----------
                                                $  7,454,447      $ 5,975,684
                                                ------------      -----------







See Accompanying Notes to Consolidated Financial Statements

                          RED OAK HEREFORD FARMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30,1998 AND 1997

                                  (Unaudited)

                          Three Months Ended            Nine Months Ended
                             September 30,                September 30,
                          1998          1997           1998          1997
                      ------------  ------------   ------------  ------------
NET SALES
   Related parties    $  1,459,539  $  7,285,207   $  5,051,410  $ 11,122,543
   Others               17,688,885    22,069,318     46,022,884    68,205,640
                      ------------  ------------   ------------  ------------
                        19,148,424    29,354,525     51,074,294    79,328,183
                      ------------  ------------   ------------  ------------
COST OF GOODS SOLD
   Related parties       6,463,549     2,160,209     13,833,483     6,004,358
   Others               12,690,218    27,133,059     38,231,846    73,652,192
                      ------------  ------------   ------------  ------------
                        19,153,767    29,293,268     52,065,329    79,656,550
                      ------------  ------------   ------------  ------------
GROSS PROFIT (LOSS)         (5,343)       61,257       (991,035)     (328,367)

OPERATING EXPENSES       1,299,262     1,072,874      3,020,830     2,646,953
                      ------------  ------------   ------------  ------------
LOSS FROM OPERATIONS    (1,304,605)   (1,011,617)    (4,011,865)   (2,975,320)
                      ------------  ------------   ------------  ------------
OTHER INCOME (EXPENSE)
   Equity in
     partnership losses   (195,626)                    (308,359)
   Interest Income           5,132        23,207          5,792        26,875
   Miscellaneous Income      1,562                        1,562
   Interest Expense       (169,835)      (84,949)      (398,887)     (263,773)
                      ------------  ------------   ------------  ------------
                        (358,767)      (61,742)      (699,892)     (236,898)
                      ------------  ------------   ------------  ------------
NET LOSS                (1,663,372)   (1,073,359)    (4,711,757)   (3,212,218)
PREFERRED STOCK
   DIVIDEND REQUIREMENT     36,513			        114,466
                      ------------  ------------   ------------  ------------
NET LOSS APPLICABLE TO
  COMMON STOCKHOLDERS $ (1,699,885) $ (1,073,359)  $ (4,826,223) $ (3,212,218)
                      ------------  ------------   ------------  ------------
                      ------------  ------------   ------------  ------------
BASIC AND DILUTED
   LOSS PER SHARE     $      (0.12) $      (0.07)  $      (0.33) $      (0.24)
                      ------------  ------------   ------------  ------------
                      ------------  ------------   ------------  ------------
WEIGHTED AVERAGE
   SHARES OUTSTANDING   14,762,750    14,431,144     14,644,204    13,367,108
                      ------------  ------------   ------------  ------------
                      ------------  ------------   ------------  ------------

See Accompanying Notes to Consolidated Financial Statements

                          RED OAK HEREFORD FARMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (Unaudited)

                                                     1998             1997
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $ (4,711,757)   $ (3,212,218)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and amortization                     86,227          93,120
     Equity in partnership losses                     308,360
     Stock compensation expense                       530,760
     Changes in:
       Accounts receivable                           (790,914)        155,329
       Inventories                                   (488,837)       (511,526)
       Prepaid expenses                              (242,483)       (361,631)
       Accounts payable and accrued expenses        2,821,668      (2,177,266)
                                                 ------------    ------------
         Net cash used in operating activities     (2,486,976)     (6,014,192)
                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                 (71,700)        (25,838)
   Proceeds on sale of equipment                                       59,827
   Change in other assets                             (92,409)         (1,380)
   Investment in partnership                         (200,000)
                                                 ------------    ------------
         Net cash (used in)/provided by
           investing activities                      (364,109)         32,609
                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common stock       1,176,148       5,348,827
   Net borrowings on line of credit                 1,211,722         737,624
   Proceeds on issuance of long term debt             115,018         125,000
   Proceeds from issuance of shareholder debt         410,000
   Payments on long-term debt                         (74,796)       (138,409)
   Purchase of treasury stock                                         (31,000)
   Distributions paid                                                 (60,459)
                                                 ------------    ------------
         Net cash provided by financing activities  2,838,092       5,981,583
                                                  -----------    ------------

INCREASE (DECREASE) IN CASH                           (12,993)              0

CASH, BEGINNING OF PERIOD                              12,993               0
                                                 ------------    ------------
CASH, END OF PERIOD                              $          0    $          0
                                                 ------------    ------------
                                                 ------------    ------------


See Accompanying Notes to Consolidated Financial Statements

                           RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997

                                  (Unaudited)

NOTE 1: NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

    The condensed consolidated financial statements do not include all footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's December 31, 1997 10-KSB. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the nine months ended September 30, 1998 and 1997 arenot necessarily indicative of results that can be expected for the full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at September 30, 1998 and December 31, 1997, and its consolidated results of operations and cash flows for the interim periods September 30, 1998 and September 30, 1997. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

     During the third quarter, the Company incorporated two new subsidiaries, Here's The Beef Corp. ("HTB") and My Favorite Jerky, LLC ("MFJ"). The Company owns 80% of HTB and a minority shareholder, Cable Print Network/Marketing, Inc.("CPNM") owns 20%. HTB was created for the purpose of beginning a multi-media distribution network. MFJ is owned 60% by the Company and 40% is owned by McClellen Creek Gourmet Meats, Inc. MFJ was established to produce, market and sell, nationwide, a natural style beef jerky.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Red Oak Farms, Inc. ("ROF"), Midland Cattle Company ("Midland"), Red Oak Feeders, LLC ("Feeders") and its 80% owned subsidiary, Here's the Beef ("HTB") and its 60% owned subsidiary My Favorite Jerky, LLC ("MFJ"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and negative cash flows from operations since its inception primarily due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations and is in technical non-compliance with certain loan agreements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard management is in the process of considering a private placement offering, and increasing sales and product awareness through marketing efforts to improve profitability and cash flow. Efforts are being made to change the product mix of sales to increase the volume percentage of branded versus commodity sales. Management believes these steps will enhance the Company's ability to achieve favorable operating results. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997

                                  (Unaudited)

NOTE 2: RELATED PARTY TRANSACTIONS

     The Company sells cattle to certain companies, which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and ROF utilize trucking companies that are owned by members of the Company's management or Board of Directors. The activity between the Company and these related parties for the nine months ended September 30, 1998 and 1997 are as follows:

                               September 30, 1998     September 30, 1997
                               ------------------     ------------------
        Sales                     $ 5,051,410            $11,122,543
        Purchases                  13,833,483              6,004,358

     Additionally, during the nine months ended September 30, 1998 and 1997, ROF purchased cattle from Midland in the amount of $286,596 and $305,593, respectively. Such intercompany purchases are eliminated in consolidation.

     The Company also has three notes payable to a major stockholder and a director totaling $410,000. The notes are payable on demand and bear interest of 9%. Total interest expense related to these notes was approximately $6,700 for the nine months ended September 30, 1998.

NOTE 3: INVENTORIES

     Inventories at September 30, 1998 and December 31, 1997 consisted of the following:
                               September 30, 1998     December 31, 1997
                               ------------------     -----------------
        Boxed beef                $  1,295,600           $   639,411
        Cattle                          65,457               296,149
        Other                          116,970                53,630
                               ------------------     -----------------
                                  $  1,478,027           $   989,190
                               ------------------     -----------------
                               ------------------     -----------------

NOTE 4: DEBT

     The Company continues to receive an asset-based line of credit from KBK Capital Corporation ("KBK"). The line of credit provides borrowings up to $2,500,000 for accounts receivable and $1,500,000 for inventory, based on eligible assets. The line of credit is collateralized by substantially all of ROF's assets and personal guarantees of the Company's President and a Director. The Company is in technical non-compliance on certain financial conditions on its loan agreement with KBK, which gives KBK the right to call the loan. However, KBK has given no indication of any intention to call this obligation.

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997

                                  (Unaudited)

NOTE 5: STOCKHOLDERS' EQUITY

     On January 14, 1998, the Company began a private placement offering to issue up to 840,000 units, each unit comprising one common share and one common stock purchase warrant, for $4.00 per unit. The common stock purchase warrants are callable at $.10 per share upon 60 days' notice and grant the holder the right to purchase common stock at $6.00 per share. The private placement offering was closed on September 14, 1998. The Company raised $1,328,500 through the sale of 332,125 units before deducting offering expenses of $152,352.

     On September 30, 1998, the Company's Board of Directors granted 150,000 shares of common stock to three Directors in recognition of the outstanding service provided by each individual. As a result of the grant of common stock, the Company recognized $258,000 of compensation expense.

     On May 8, 1998, the Company's Board of Directors resolved that all Directors shall receive as consideration for the participation in each board meeting, 1,000 shares of common stock issued to such Director for each regular meeting attended during the year. In addition, the Board also granted all outside Directors stock options for the purchase of 5,000 shares of common stock exercisable at a strike price equal to the closing price of the stock on May 8, 1998. The right to exercise the options shall vest upon completion of each outside Director's one-year term, and shall be exercisable for a period of five years.

    On September 30, 1998, the Board amended the resolution such that each Director will receive 1,000 shares of common stock for all board meetings attended. As of September 30, 1998, the Company has recognized a total of $75,760 in director compensation expense for all board meetings held to date. Through September 30, 1998 24,000 shares and 25,000 options have been granted to Directors.

    On September 30, 1998, the Company also granted 100,000 shares of common stock for consulting services to Andrew Glashow and Empire Management Ltd. As a result of this grant, the Company recorded an expense totaling $172,000.

NOTE 6:  RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

     The financial statements for the quarter ended September 30, 1997 and the nine months ended September 30, 1997 have been restated to reflect certain marketing costs and professional fees reclassified as operating expenses during the fourth quarter of 1997. The restatements resulted in the following increase in the Company's operating expenses:

        Quarter Ended September 30, 1997                        $255,676
                                                                --------
                                                                --------

        Nine Months Ended September 30, 1997                    $542,738
                                                                --------
                                                                --------
                                      F-7

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997

                                  (Unaudited)

NOTE 7:  SUBSEQUENT EVENTS

     Red Oak Farms, Inc. has a contract with the American Hereford Association("AHA"), a non-profit organization, and has exclusive license to market CHB. As of the reporting date the Company has not met the pro-rata volume commitment necessary for the royalty liability, however, the Company has accrued an amount representative of the pro-rata liability as of the reporting date. The 1998 obligation is for $725,000 of which $425,000 was due by August 31, 1998 with an additional $25,608 paid in September. Subsequent to quarter end, the Company paid AHA $116,730 with the remaining $174,392 unpaid. On September 8, 1998,ROF was notified by AHA that ROF had failed to pay the royalty fees according to the agreement.

     Following discussion by the Board of Directors of Red Oak Hereford Farms, Inc. and the Board of the American Hereford Association the exclusive right to market Certified Hereford Beef was terminated. A new non-exclusive agreement in principle has been agreed upon by the AHA which Red Oak management believes is beneficial to Red Oak Hereford Farms, Inc. Red Oak's financial responsibilites to the AHA are reduced by the change which resulted from the negotiations. Red Oak Farms, Inc. continues as the de facto exclusive marketing agent but the AHA is allowed to entertain other relationships none of which have been identified. This also facilitates the development of several potential profit centers which have been evaluated by Red Oak Farms, Inc. Management does not expect the change to materially affect the Company's business in anything but a positive way, however, there can be no assurance regarding the ultimate affect.