Form 10-K
period 1998-12-31
RED OAK HEREFORD FARMS INC
filed 1999-04-29
CIK 939728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from             to
                                              -----------    -----------------

                         Commission File Number 33-89714

                          RED OAK HEREFORD FARMS, INC.
             (Exact name of Registrant as specified in its charter)

               Nevada                                       84-1120614
     (State or other jurisdiction of                (I.R.S. Employer I.D. No.)
     incorporation or organization)

 2010 Commerce Drive, Red Oak, Iowa                          51566
  (Address of principal executive offices)                (Zip Code)

                                 (712) 623-9224
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:
                                (title of class)
                                  Common Stock

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the issuer's voting stock held as of April 22, 1999 by non-affiliates of the issuer was $ 5,537,638. .

As of April 22, 1999, the Registrant had 15,009,665 shares of the Registrant's Common Stock outstanding.

Documents incorporated by reference: none

                            FORWARD-LOOKING STATEMENT

         This Form 10-K contains certain forward-looking statements. Any statements in this Form 10-K that are not statements of historical fact shall be considered to be forward-looking statements. All statements which address operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to volume growth, revenues, or statements expressing general optimism regarding future operating results are by their nature forward-looking statements. The forward-looking statements are and will be based upon management's then current views and assumptions regarding events and operating performance. The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements.

Important Risk Factors

o Reliance on contract processors incurs risk that those processors could fail to function, damaging the Company's ability to do business.

o The Company's pricing benchmarks are tied to the commodity market, therefore, there is risk of the prices providing an inadequate gross margin.

o        The risk of the Company being unable to obtain sufficient funding.

o The risk of the Company being unable to sustain relationships with suppliers and retailers. While the Company has well established relationships with its suppliers and retailers, they could go out of business or sell or purchase the products elsewhere for a variety of reasons.



ITEM 1.  Business



OPERATIONS OF THE COMPANY

         Red Oak Hereford Farms, Inc. Red Oak Hereford Farms, Inc. ("Company") was founded for the purpose of creating a vertically integrated business enterprise to market and sell Red Oak Farms' premium branded products and other quality synergistic products including procuring, producing, processing, marketing, and distributing. Red Oak Farms, Inc. ("ROF") has been establishing market share and a customer base through the marketing, distribution, and promotion of Red Oak Farms' Certified Hereford Beef ("CHB"). CHB, a premium branded beef product, capitalizes on the consistent consumer qualities inherent in Hereford and Hereford British based breeds bred for centuries only for the eating quality of their beef. The CHB name, logo, and program have been created by and are the property of the American Hereford Association ("AHA"). The program was designed to ensure the unique premium quality of CHB through third party AHA and USDA and Company monitoring of issues including cattle genetics, feeding, harvest, and fabrication. The Company has a non-exclusive license from the AHA to market CHB. The Company harvests and fabricates qualified cattle at its contract packing plant and sells its fresh, frozen, and further processed beef through traditional and other channels. These other channels include direct sales through the "mail order" venues of E-Commerce, catalogue, television shopping, and small upscale shops or kiosks within upscale demographic settings.

         ROF now seeks to market a select variety of gourmet food products worldwide. The Company has made arrangements with sources of gourmet food products from the United States, Europe, and the Pacific Rim which complement its ROF CHB product marketing. Though the specific products are proprietary, they include certain non-beef items which will be purchased for resale by ROF. The Company intends to expand its product lines into other gourmet food products during 1999. These products will be marketed or sold primarily through the existing customer base, food service, hospitality and direct sales activities of the Company. It is the Company's plan to produce or purchase foods from the upper 10% of wholesome highly marketable food products to sell through several market channels.

         The Company was originally incorporated in 1989. The Company began its current business in 1997 with the acquisition of its cattle and branded beef operations.

Branded Beef Products

         The Company, through its wholly owned subsidiary ROF, slaughters, fabricates, and further processes CHB. The Company also plans to acquire and process products, which are combined with beef, to produce convenience meals. Examples of these convenience meals would be precooked ROF CHB, vegetables, and condiments which would be contract produced, frozen ground chuck patties, cooked pot-roast or other cuts, and other items designed to reduce consumer shopping and preparation time.

         The Company's branded ROF CHB sales come primarily from the following categories: fresh boxed beef in traditional primals such as short loins, ribs, chucks, rounds, etc., frozen boxed primals primarily for export, and portion controlled beef for food service and mail order. The Company receives a premium to the commodity beef market price for these branded products. Some products are sold into the commodity market due to lack of demand for those particular products from "branded" customers. The Company acquires qualified CHB cattle based on a pricing formula for the carcass, which is applied after setting an initial price at the top of the commodity cattle market. This formula values the carcass according to a set of criteria including yield grade (fat cover measurement), USDA quality grade (select and choice), and disqualifies carcasses which are unsuitable due to being yield grade 4 (too fat), USDA standard quality grade (inadequate finish), dark cutters, "B" and "C" maturity (too old), and other issues. The Company's branded CHB prices are then set at a premium to the commodity beef price. This relationship between this commodity base of "raw material" and "finished product" prices known as the "cut out" moves according to supply and demand and other issues in the commodity beef industry. The Company therefore remains subject to the "cut out", which due to concentration and averaging by the major packers occasionally dips into a negative gross margin. The Company is implementing processes to disconnect from this commodity structure and increase the prices it receives through its retail supermarket, food service, value-added and direct sales programs.

         Cattle Procurement. Midland Cattle Company ("Midland"), a wholly owned subsidiary, is in the business of identifying, sourcing, purchasing and reselling feeder and fed cattle. Midland is primarily responsible for developing the supply of CHB for ROF and the CHB program and serves as the procurement agent for fed cattle destined for the CHB program. Midland personnel establish the base price for which ROF assigns price values for each carcass using a grid formula based on hot carcass weight and quality and yield grade factors. Midland also has primary responsibility for the maintenance of ROF's cattle on feed records and in maintaining the quality, type, and marketing timeliness of CHB program cattle. Midland also deals in commodity cattle of all types, and since the inception of the CHB program has specialized in sourcing, procuring and selling CHB qualified feeder cattle to participating CHB feedlots located primarily in Iowa and Nebraska.

         The Company has moved to concentrate more on branded consumer product marketing and less on cattle trading. The gross revenue generated by the trading is substantial but the small margins available have led the Company to refocus some of Midland's personnel by moving them into ROF to assist with the procurement function. Midland will continue to place cattle in ROF's supply channel and engage in some non-CHB cattle trade.

         Red Oak Feeders, LLC ("Feeders"), a wholly owned subsidiary, was formed to develop a supply of CHB cattle. Midland has been required to place cattle on feed through Feeders to provide an adequate inventory to supply CHB customers. In 1998, these cattle lost money for the Company because of market conditions. During the initial phases of market penetration the Company was required to have beef inventory in order to provide its customers an uninterrupted supply. Using this inventory held by Feeders, the Company was able to sustain market presence and create a reputation for reliability and develop a credible track record. Management plans a system to limit exposure to cattle market fluctuations by continuing to organize producers and creating incentives for participation in the program. Regardless of the Company's participation in cattle feeding, it believes that its procurement capacity will provide secure qualified supplies to meet the demand for CHB.

         Harvest and Processing. Cattle from all over the US that have been identified in the field as genetically qualified for the Company's CHB program are brought into the Midwest to be fed primarily within a 200 mile radius of the contract packing plant in Omaha, Nebraska. Qualified cattle are delivered to the packing plant where the Company, AHA and USDA personnel approve them prior to slaughter. Company personnel monitor the breaking, fabrication, and boxing process. Primals are placed in Red Oak Farms' boxes and aged in a refrigerated public warehouse. Occasionally, beef is frozen for the export market or to build inventory for mail order or future sale. The Red Oak Farms' CHB products are then released for shipment in refrigerated public carriers to customers by Red Oak Farms' personnel. Hides, offal, and some trim are sold back to the packing plant. The agreement with the contract processor provides capacity of a minimum and maximum number of cattle to be harvested per week. It is inspected and approved by both USDA and the AHA as part of the Company's total quality management plan and CHB program specifications.

         Marketing and Sales. The Company continues to expand market presence and sales of ROF CHB and other ROF products through brand identity and traditional marketing methods. These methods include direct calls on potential retail supermarket and food service customers, advertising and promotion activities, provision of feature items and point of sale material, and training of store personnel in conjunction with the AHA. In house sales personnel, commissioned employees and distributors execute the sales and follow up function. The Company sells its beef at a premium to the commodity beef market because of the higher cost of the cattle and the higher quality and value of the Company's products. Beef has rarely been marketed like other consumer products. Research and Company experience have shown that certain consumers will pay more for consistently tender, tasty, and juicy beef. Company customers report increased volumes and improved margins in merchandising ROF CHB. In the past, the Company strategy brought retail supermarket customers on at less than full branded price. The price was then increased to full branded as the retail supermarket and its consumers realized the value of the product, i.e., reduced shrink (mark down due to discoloration) reduced trim, consistent tenderness, tastiness, and juiciness, and consumer demand. This process required approximately three to twelve months. Presently new stores are brought on at full or near full branded price. The Company expects price resistance to diminish somewhat as customers experience the benefits which should allow the Company to receive more premiums and increase gross margins. It is management's intention to market the Company's products at the highest value and premium price through the most beneficial channels of marketing and sales.

         Customers of ROF CHB consist primarily of quality and value-oriented up-scale retail supermarket stores, food-service outlets, high-end restaurants, export accounts, and individuals by direct sales through mail order. The Company has the personnel and systems in place to manage the orderly processing, marketing and sales of a volume which should be profitable. Using and expanding this mix of customer classes, the Company continually strives to market and sell its CHB in a way that maximizes carcass utilization. The ideal customer mix is a cross-section of retail, food service, export, and direct sale customers that purchase different carcass product mixes. This main component of the Company's business has begun to place new emphasis on marketing through improved point of purchase, beef counter organization, further processed products and advanced labeling as to cooking methods and recipes. These efforts are consistent with management's plan to increase gross margin by improved marketing for the entire Company.

         Branded Beef Industry and Competition. The Company is a "branded" consumer product marketing company with CHB as its lead product. Branded or private label beef and other products have been in existence in one form or another for about as long as the packing and retailing industries. However, breed specific programs have developed primarily in the last decade with the American Angus Association's Certified Angus Beef(R) Program ("CAB") leading the field in sales.

         The most widely recognized branded beef product, CAB, is the largest competitor of the Company, although other private label branded beef producers are also competitors. Some of these competitors have been in existence far longer than the Company, are better capitalized and have access to financial and marketing resources superior to those available to the Company. However, management believes that none of their competitors have as consistently tender, tasty, and juicy beef products as ROF CHB.

         In the direct sales arena, "Omaha Steaks" has created a large market for this mail order beef and other food items. "Omaha Steaks" has a large well-established customer base and while offering formidable competition, they validate the potential in the mail order beef business.

Red Oak Farms' Value-Adding

         The Company has devoted new emphasis to value adding, research and development, and implementation of further processing, packaging and creative marketing during 1998 and early 1999. Customers have requested certain value-added products which the Company is proceeding to produce. Gross margins in many beef products can be increased through these processes. The Company has been in contact with several further processors. The branded beef business becomes a supplier for the value-adding further processing. Cuts which are difficult to include in the branded product mix can be utilized at branded or near branded price, and then demand a strong margin in the value-added arena. Product development is also underway for other value-added and further processed products including some ground beef products, precooked, and prepared recipes mentioned earlier.

         Packaged Beef Products. The Company has continued to monitor development of case ready packaging and has evaluated two contract case-ready plants. Demand among ROF's current customer base should assure an opportunity to bring these products to the market and begin to meet demand from other customers. Portion control and shrink-wrapping beef for the food service and mail order enterprises is both packaging and the first level of "further processing" because of trimming the product.

         Further Processed Beef Products. Further processing means fresh or frozen boxed beef undergoes value enhancing "processes" like cutting, complete or partial cooking, convenient portion packaging, and combining with other food products. During the last half of 1998, the Company initiated My Favorite Jerky, ("MFJ") which leads the Company's entry into the shelf stable branded consumer product market with this high protein natural style beef jerky. Also, as a part of the growing meat snack business, the Company's excellent growth prospects combine with excellent margins to make MFJ a potential profit center for the Company. Contract processed and packaged using a proprietary formula free of nitrates, added MSG, or artificial preservatives, MFJ has elicited good interest from distributors and acceptance by consumers. The Company has an agreement with a celebrity marketer who has helped with initial promotion to distributors and by creating a grassroots sales network. Other further process value-adding activities include cooking, stuffing, and other pre-preparation techniques which respond to the consumer demand for convenience and quality. This value-adding segment of the business benefits also from the Company's access to other goods for use in the value-added business.

         Certain financial information about company segments is required for the last three fiscal years, including revenue, operating losses, and identifiable assets. The Company has three reportable segments: boxed beef, cattle trading, and cattle feeding. See note 14 of Notes to Consolidated Financial Statements.

Red Oak Farms' Import-Export

         The Company's Korean export business has shown an increase in sales after a slow 1998. Distribution into other Pacific Rim countries is being developed by an import-export distributor in business with the Company. The Company plans to supply beef for export to Europe through a company presently exporting and has a European Union approved contract packer and systems to supply the beef products currently in place. The Company has inventory and a contract in place with a portion/cutting, packaging and fulfillment operation, and an order taking and payment system in house. The Company has also developed its own European export system and associations. These associations also provide the opportunity to import gourmet food products and materials for distribution and value adding and resale under the ROF quality brand. Examples of these products include vegetables for use in convenience packaged ROF CHB, pre-prepared meals, gourmet seafood, candies, pastries, spices, and sauces. These sources are ready with appropriate quality foods and ingredients for import into the United States.

Marketing and Distribution

         Marketing, distributing and selling premium beef and other food products is the central aim of the Company. Using the best beef in the world today as the initial product and capitalizing on the quality of that product by improving the beef margin through value-adding and creative market channels should improve overall Company profitability through high margin branded consumer food products. Management believes that the Company is presently an industry leader in innovation in traditional marketing methods mentioned earlier. While continuing to improve all aspects of retail supermarket and food service marketing, the Company has dedicated considerable resources during 1998 and early 1999 to discovering and developing new market channels where higher margins are possible.

         During 1998, the Company chose a national marketing and advertising firm to provide services for the marketing of the Company's MFJ and ROF premium branded products. The Company is working with the marketing firm in new product and packaging development, upgrading and unifying of graphics and promotional material, and advertising in national trade publications.

         This marketing campaign will encompass direct sales through a Company E-Commerce "mail order" program. An Internet service provider has been selected to upgrade to a first class E-Commerce site. The Company plans to commence this activity during 1999 and fulfillment and other systems are in place or on order. The Company also seeks to be a provider of premium food products using the Company's fulfillment system or distributing its products to television, E-Commerce, network marketing, and catalogue companies. The Company intends to become active in this higher margin activity which complements and builds on established reputation, ability, and existing product demand.

         For 1998, the Company initiated distributor based sales directly to food service customers through Freshnex(R). This new company is a "virtual distributor" that facilitates business to business perishable sales transactions using the FedEx delivery system, with one or two day delivery. Freshnex(R) has provided a new opportunity to develop sales directly to food service customers.

         While the Company's primary activity remained beef focused during 1998, the groundwork of a new direction was developed for implementation during 1999.

Government Regulations

         The Company is subject to certain government regulations. The USDA "Packers and Stockyards Act" mandates the maintenance of particular records and bonds for both Midland and ROF as buyers of cattle. The USDA's Packers and Stockyards Administration performs an annual audit to ensure compliance.

         CHB is an USDA certified marketing program having unique live animal and grade specifications. The Company is charged with insuring that all harvested cattle comply with these qualifications. The USDA audits every phase at production for specification compliance. The USDA also administers the regulations of food safety inspection service to which the Company and its suppliers are subject.

The Year 2000

         This concern, known as the "Year 2000" problem, is expected to affect a large number of computer systems and programs after the year 1999. Computer programs have typically abbreviated dates by eliminating the first two digits of the year with the assumption that these two digits will be 19. The concern is that any computer function that requires a date calculation may produce errors. During late 1997, the Company began an awareness and assessment plan. The Company has completed an inventory of potentially date sensitive hardware and software systems. All current and future hardware system installations have been determined to be compliant by both internal and third party system support groups. Installation of Year 2000 compliant operating and user software will be completed by July 1, 1999. At present, the Company anticipates upgrades or fixes for its management information system resulting from the Year 2000 issues will cost less than $10,000. The Company surveyed the significant suppliers and service providers for Year 2000 compliance. The Company has confirmed by telephone and in writing that critical suppliers and service providers will be Year 2000 compliant by no later than August 31, 1999. The Company will continue to evaluate Year 2000 risk issues that may have a material or adverse effect on the Company's performance.

Employees

         The Company employs a total of 25 employees of which 16 are at ROF, 7 are at Midland, and 2 are at MFJ. Two people are full-time contract employees and one person is a part-time contract employee. One of Midland's employees is a sales representative who receives a base salary and commission for sales. Midland also pays commissions to approximately ten (10) independent sales people.

         Approximately 40% of the Company's employees support sales and marketing, 40% support administrative functions, and 20% are involved in operations.


ITEM 2. Properties


         The Company leases office space from Cimarron Properties, an entity owned by the Company's President and his spouse. The annual cost of the one-year lease is $48,000. The Company believes the rental is at least as favorable as what it could obtain from an unaffiliated party. The leased office space of approximately 4,700 square feet houses the Company's subsidiaries.

         The Company, through its Midland subsidiary, leases approximately 30 acres as a cattle collection, holding and sorting facility near Red Oak, Iowa and owns the buildings, equipment and vehicles located on the property. The lease is for a 15-year term of which 10 years remain and is at a rate of $3,300 per month. Adjacent to this leasehold, the Company owns a 10-acre tract with a residence for an employee.


ITEM 3.  Legal Proceedings


         The Company in the normal course of business is engaged from time to time in legal proceedings. There are no pending material legal proceedings involving the Registrant to its knowledge.


ITEM 4.  Submission of Matters to a Vote of Security Holder


         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 1998.

                                     PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters


         The Company's Common Stock is listed on the Over-The-Counter Bulletin Board under the symbol "HERF." As of March 15, 1999, the Company had 327 holders of record and estimates that it has approximately 2,100 beneficial holders. The Company has never declared a dividend on its Common Stock and does not intend to pay cash dividends on its Common Stock in the near future.

         The Company's Common Stock began trading in November of 1996. The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown, or commissions. In addition, these quotations may not represent actual transactions.

                                                     Bid Prices                         Ask Prices
                                               High               Low               High             Low
Fiscal Year 1997
First Quarter                                 6.4375              2.00            6.5625             3.00
Second Quarter                                6.8125             6.375             6.875            6.500
Third Quarter                                7.03125             6.500             7.125            6.625
Fourth Quarter                               6.96875            3.4375           7.03125            3.625

Fiscal Year 1998
First Quarter                                 7.8125           4.59375             8.125             4.75
Second Quarter                                  6.25              3.00             6.375           3.0625
Third Quarter                                  4.125            1.3125             4.375             1.50
Fourth Quarter                                1.7812             .6875             1.875            .8125

Fiscal Year 1999
First Quarter                                   2.50             .9375             2.625            1.125
Second Quarter (through April 22, 1999)         1.50             1.062             1.625            1.325

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

ITEM 6.  Selected Financial Data

         Selected consolidated financial data with respect to the Company for each of the last three fiscal years is set forth below. This data should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto for the corresponding years, which are contained in Part IV of this Form 10-K.

              Fiscal Years Ended December 31, 1998, 1997, and 1996
                     (in thousands, except per share data)


                                                                   1998                 1997                 1996
                                                             ----------------     ---------------      ---------------
Operational Data:
Net Sales:
   Boxed beef                                                      $ 36,546            $ 31,984             $ 60,366
   Cattle trading                                                    28,016              60,249               51,499
   Cattle trading sales to related parties                            4,199              13,092               11,555
                                                             ----------------     ---------------      ---------------
      Total Net Sales                                                68,761             105,325              123,420

Operating Expenses:
   Cattle purchased for processing                                   17,602              24,943               43,541
   Cattle purchased for processing from related parties              14,698               5,036               10,358
   Cattle purchased for trading                                      30,300              66,707               56,146
   Cattle purchased for trading from related parties                  1,177               3,556                3,741
   Other processing costs                                             3,569               2,629                6,690
   Other trading costs                                                  220                 422                  547
                                                             ----------------     ---------------      ---------------
      Total Cost of Goods Sold                                       67,566             103,293              121,023
    Selling and Distribution                                          3,075               3,414                3,600
    General and Administrative                                        2,837               2,836                1,347
                                                             ----------------     ---------------      ---------------
      Total Operating Expenses                                       73,478             109,543              125,970
                                                             ----------------     ---------------      ---------------

Loss From Operations                                                 (4,717)             (4,218)              (2,549)

Other Income (Expenses) (1)                                          (1,963)               (280)                (359)
                                                             ----------------     ---------------      ---------------

Loss Before Minority Interest                                        (6,680)             (4,498)              (2,908)

Minority Interest                                                       104                   -                    -
                                                             ----------------     ---------------      ---------------

Net Loss                                                             (6,576)             (4,498)              (2,908)

Preferred Stock Dividend Requirement                                   (165)                (17)                   -
                                                             ----------------     ---------------      ---------------

Net Loss Applicable To Common Stockholders                           $(6,741)           $(4,515)             $(2,908)
                                                             ================     ===============      ===============

Basic And Diluted Loss Per Share                                     $(0.46)             $(0.33)              $(0.23)
                                                             ================     ===============      ===============

Weighted Average Shares Outstanding                                  14,719              13,619               12,498
                                                             ================     ===============      ===============


Balance Sheet Data:
Working Capital (Deficit)                                          $ (2,646)             $ 2,021              $ 1,303
Total Assets                                                          2,971               5,976                5,989
Total Liabilities                                                     6,302               4,273                5,098
Minority Interest                                                       104                   -                    -
Stockholders Equity (Deficiency)                                   $ (3,227)             $ 1,703                $ 891

(1) Other Income (Expenses) includes losses from a joint venture in 1998 of $1,386. The joint venture was a cattle feeding activity.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Background

         Red Oak Hereford Farms, Inc. ("Company") is a Nevada corporation (previously named Wild Wings, Inc.) that is engaged through its subsidiaries, Midland Cattle Company ("Midland"), Red Oak Feeders, LLC ("Feeders"), Red Oak Farms, Inc. ("ROF"), and My Favorite Jerky, LLC ("MFJ"), to perform the activities necessary to procure, produce, and bring to market premium branded, fresh beef and further processed beef products to retail supermarket, food service, and direct sales markets, located throughout the United States. The principal offices of the Company are located at 2010 Commerce Drive, Red Oak, Iowa 51566. The Company was incorporated under the laws of the State of Colorado on July 7, 1989 originally as Winter Ventures of Colorado, Inc. In December 1994, the Company's shareholders approved a name change to Wild Wings, Inc., and a change of corporate domicile from Colorado to Nevada.

         In February 1997, ROF was formed with the members of Mid-Ag, Inc. contributing the assets and liabilities of Mid-Ag to ROF in exchange for all of the outstanding stock of ROF. On March 14, 1997, all of the outstanding stock of ROF was issued to the Company in exchange for 10,000,000 restricted Common shares of the Company plus options to purchase an additional 3,000,000 shares of the Company. As a result of this transaction, ROF became a wholly-owned subsidiary of the Company. For accounting purposes, ROF is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by ROF. Prior to March 14, 1997, the Company operated a hunting and sporting clays club and had insignificant operations.

         On May 19, 1997, the Board of Directors of the Company approved an agreement to exchange stock pursuant to which the Company issued 1,538,462 shares of restricted Common Stock of the Company in exchange for all of the issued and outstanding shares of Midland, an Iowa corporation. Started in 1985 as an Iowa joint venture, Midland reorganized on May 19, 1997 as a corporation formed under the laws of the state of Iowa. Midland, a wholly owned subsidiary, is in the business of identifying, sourcing, purchasing, and reselling feeder and fed cattle. Midland is primarily responsible for developing the supply of Certified Hereford Beef ("CHB") for ROF and the CHB program and serves as the procurement agent for fed cattle destined for the CHB program. Midland also deals in commodity cattle of all types, but since the inception of the CHB program has specialized in sourcing, procuring, and selling CHB qualified feeder cattle in participating CHB feedlots located primarily in Iowa and Nebraska.

         On December 12, 1997, the Company formed a subsidiary, Feeders, a limited liability company, to develop a supply of CHB for the Company by financing the feeding of CHB cattle for sale to ROF. Feeders commenced operations at the end of December 1997. Through a 50% investment in a joint venture, Quality Feeders, LLC, a Nebraska partnership was formed by Feeders and MoorMan's Inc. Quality Feeders, LLC bought cattle from Midland and others, placed the cattle in feedlots, and oversaw the feeding pursuant to CHB standards. This investment is being accounted for under the equity method of accounting.

         The Company established MFJ, a new joint venture with McClellan Creek Gourmet Meats, Inc., to produce, market, distribute, and sell a natural style beef jerky. This value-added beef product is an example of the further processed products the Company is developing.

         The primary business activities of the Company are conducted through its subsidiaries and limited liability companies, ROF, Midland, Feeders, and MFJ. ROF is engaged in the management and marketing of CHB products. In this effort, ROF markets the CHB products and arranges the appropriate processing, packaging, and delivery. Further processed and value-added products will be developed by ROF and MFJ. Midland is engaged in the procurement of CHB cattle and in this effort Midland buys and sells feeder cattle in wholesale markets and places Hereford feeder calves and yearlings in feedlots approved for the CHB program.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and limited liability companies, ROF, Midland, Feeders, and MFJ. The Company has incurred recurring losses and negative cash flows from operations since its inception. The Company has not yet been successful in establishing profitable operations and is in technical non-compliance with certain loan agreements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management is in the process of completing a private placement offering. Efforts are also underway to increase product awareness and broaden product lines through marketing efforts, which should improve profitability and cash flow. Sales efforts are being made and achieved results during late 1998 should effect changes in the product mix of CHB sales to increase the volume percentage of branded versus commodity sales. In addition, the Company has developed an operating plan including operating budgets to facilitate monthly analysis of operations. Although there is no assurance that the Company will be successful in achieving profitable operations, management believes these steps will enhance the Company's ability to achieve favorable operating results. In addition, the report of the Company's certifying accountants contains an explanatory paragraph, expressing substantial doubt about the Company's ability to continue as a going concern.

Liquidity and Capital Resources

         As of December 31, the Company had consolidated cash and cash equivalents balance of $16,079, $12,993, and $0 for 1998, 1997, and 1996,
respectively.

                      Liquidity and Capital Resources Data:
              Fiscal Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                   1998       % chg         1997       % chg         1996
                                                   ----       -----         ----       -----         ----
Working Capital (Deficit)                     $ (2,646)      (231)%      $ 2,021         55%      $ 1,303
Increase in Cash                                      3       (76)%           13           -            0
Cash Beginning of Period                             13           -            0           -            0
Cash End of Period                                   16         24%           13           -            0
Stock and Additional Paid-In Capital            $ 7,384         29%      $ 5,739           -          $ 0



         The Company must have additional cash to meet operational requirements on an ongoing basis. Management has plans, including completion of a private placement and continuing issuance of debt to affiliated parties, to provide this cash until positive cash flows can be achieved. Management believes that with this cash, the Company can move into profitability through several planned steps.

      o Continue to implement pricing changes in both branded and commodity beef.

      o Continue to reduce the percentage of its product sold into the commodity beef trade.

      o Continue to monitor the gross margins, which started to improve during the fourth quarter of 1998.

      o Secure the customers presently identified necessary to increase volume to a profitable level.

      o Continue to bring on higher margin products, such as beef jerky, to increase the overall gross margins.

         Management believes that depending upon the timing of these steps, the Company could achieve profitability by the third quarter of 1999. There are no assurances of the successful implementation or timing of these steps toward profitability.

         The Company's sources of cash include issuance of Common and Preferred Stock, sales of accounts receivable, borrowings on asset based lines of credit, issuance of private debt, and equipment leases. The Company continues its investment in premium branded beef product development and other quality synergistic products. The Company requires additional resources to move to the next stage of development. Cash resources will be critical to the success of the Company, and management is engaged in discussions with sources of capital, as well as, conducting a private placement offering.

         Cash Flows from Operating Activities. The Company's cash flows from operating activities required cash of $206,000, $5,522,000, and $1,640,000 in fiscal 1998, 1997, and 1996, respectively. Operating losses resulted primarily from the following three activities:

      o Pricing concessions were used in new retail supermarket customer recruitment including discounts to full branded price and provision of feature items. The cost of insuring the availability of qualified inventory included substantial cattle feeding costs or losses. Inventory adequate to supply existing and new customers was essential as the Company attempted to raise its customer base and product demand to levels which would cover overhead and generate profit.

      o Although significant improvement in the percentage of branded versus commodity sales was achieved by late 1998, substantial losses were generated by commodity sales of product produced by cattle harvested to fulfill customer demand for various cuts.

      o Finally, losses were incurred in a realignment of the customer base into a more efficiently served customer mix. These losses all come from implementing the Company's strategy of building a track record and reputation for reliability and therefore a profitable sales volume into the retail supermarket and food service industry. A significant shift to branded premium pricing continues to reflect opportunity for favorable results. The Company also began to expand the development and marketing of value-added consumer beef products.

         Increases in depreciation and amortization, Common Stock issuance for services, loss from partnership, increases in credit from affiliates through accounts payable, increases in accrued expenses, decreases in inventories, and decreases in accounts receivable during 1998 provided cash to absorb the majority of the operational losses for 1998.

         At December 31, 1998, accounts receivable was $1.0 million compared to $4.0 million in 1997 primarily as a result of reductions in cattle trading, an improvement of receivable collections, and the completion of a factoring agreement. During 1998, the Company entered into an agreement whereby it sells selected accounts receivable without recourse to the factor. The immediate sale of receivables to the factor contributed to the significant decrease in accounts receivable during 1998. See note 7A of Notes to Consolidated Financial Statements.

                            Selected Cash Flow Data:
              Fiscal Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)


                                               1998          % chg            1997           % chg           1996
                                               ----          -----            ----           -----           ----
Cash Flows from Operating Activities:
Net Loss                                    $(6,576)            46%        $(4,498)            55%        $(2,908)
Adjustments to reconcile cash used
   in operating activities
Depreciation & Amortization                     130             39%             93             20%             78
Services for Common Stock                       472            281%            124           --                 0
Loss from Partnership                           659           --                 0           --                 0
Minority Interest in Subsidiaries              (104)          --                 0           --                 0
Change in
   Accounts Receivables                       2,983            534%            471            118%            216
   Inventories                                   70            119%             32            (93)%           438
   Prepaid Expenses                             (10)          (190)%            11           (121)%           (55)
   Accounts Payable and Accrued
   Expenses                                   2,170           (224)%        (1,755)          (397)%           591
                                            -------                        -------                        -------
Net Cash used in Operating Activities       $  (206)                       $(5,522)                       $(1,640)

         Cash Flows from Investing Activities. Investing activities required cash of $769,000, $581,000, and $92,000 in fiscal 1998, 1997, and 1996, respectively. In fiscal 1998, the Company used cash to acquire assets, to purchase intangible assets for value-added products, to invest in product procurement activities, and to reserve funds for compliance with the "Packers and Stockyards Act".

                            Selected Cash Flow Data:
              Fiscal Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                               1998          % chg            1997           % chg           1996
                                               ----          -----            ----           -----           ----
Cash Flows from Investing Activities:
Proceeds from sale of property                  $ 17             -             $0               -              $0
Purchases of PP&E                                (62)         (13)%           (71)             42%            (51)
Purchase of Intangible Assets                   (250)             -              0               -               0
Restricted Cash                                 (209)             -              0               -               0
Changes in Other Assets                          (65)          560%           (10)           (77)%            (42)
Investment in Partnership                       (200)         (60)%          (500)               -               0
                                           -----------                 ------------                     -----------
Net Cash used in Investing Activities         $ (769)                      $ (581)                          $ (93)

         Cash Flows from Financing Activities. Financing activities provided cash of $978,000, $6,116,000, and $1,733,000 in fiscal 1998, 1997, and 1996 respectively. Cash from financing activities in fiscal 1998 was derived from a private placement offering, through the sale of 332,125 shares of Common Stock, which raised in the aggregate $1,328,500. See note 11 of Notes to Consolidated Financial Statements.

         The Company continues to receive an asset based line of credit, which provides borrowings up to $1.5 million based on eligible inventory. Substantially all of a subsidiary's assets and personal guarantees of the Company's President and a Director collateralize the line of credit. The Company is in technical non-compliance on certain financial conditions on this loan. However, the lender has given no indication of intention to call this obligation. The prior asset based line of credit included accounts receivable financing, resulting in the decrease in borrowings from the line of credit. See note 7, paragraph A of Notes to Consolidated Financial Statements.

         During 1998, a major stockholder provided $410,000 through notes payable to the Company. See note 7, paragraph B of Notes to Consolidated Financial Statements. Additionally, affiliates are continuing to extend credit to ROF until completion of a private placement.

         The Company, through ROF, is in technical non-compliance on its loan agreement with MoorMan's, a feed company and cattle supplier, which gives MoorMan's the right to call the loan. The loan amount of $1 million is due October 2001. As of December 31, 1998, the loan is in default and is classified as a current liability on the Balance Sheet. See note 7, paragraph F of Notes to Consolidated Financial Statements.

         Equipment lease financing, issuance of a long -term note payable for investment in product development, and issuance of long-term notes for cattle procurement provided funding resources for the continued growth and development of premium branded beef products.

         The Company continues to develop financing through the issuance of equity, sale of accounts receivable, and the expansion of asset based debt. Capital formation is critical to the continued growth and development of premium branded beef products. Capital is also critical to the marketing and distribution of other quality synergistic products under development by the Company.

                            Selected Cash Flow Data:
              Fiscal Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                               1998          % chg            1997           % chg           1996
                                               ----          -----            ----           -----           ----
Cash Flows from Financing Activities:
Capital Contributions                           $ 0             -            $ 0          (100)%         $ 1,540
Net Proceeds from Issuance of C/S             1,175         (78)%          5,278               -               0
Proceeds from Forgivable Loan                     0             -              0          (100)%             200
Net Borrowing on Line of Credit               (830)        (296)%            424          (129)%         (1,453)
Proceeds from Issuance of N/P                   656             -              0               -               0
Repayment of Notes Payable                    (246)             -              0               -               0
Proceeds from Long-Term Debt                    350         (33)%            525           (65)%           1,500
Payments on Long-Term Debt                    (127)          546%           (20)            356%             (4)
Purchases of Treasury Stock                       0        (100)%           (31)               -               0
Distributions Paid                                0        (100)%           (60)           (20)%            (50)
                                           ---------                 ------------                     -----------
Net Cash Provided by Financing Activities     $ 978                      $ 6,116                         $ 1,733

Market Risk

         The Company is exposed to the impact of changes in interest rates, foreign exchange rates, and commodity prices. The Company manages such exposures through the use of contracts when deemed prudent.

         Current financing is predominately fixed or related to U.S. prime interest rates. As the performance of the Company improves, the risk premium paid above prime on asset based lending will be negotiated to lower levels. Conversely, continued losses will continue the risk premium.

         Reduced foreign export sales demand to Asia during 1998 resulted primarily from devalued currencies. All exported products are currently sold in US dollars to US trading companies for export. As the Asian currencies continue to improve during 1999, the Company anticipates improved sales demand from Asia.

         Hereford cattle purchased by Midland and ROF for further marketing, processing, and distribution are exposed to the impact of changing commodity prices. Commodity risk is present at various levels of the Company's business cycle, including: procurement, production, processing, and distribution of the related CHB. The procurement of yearlings and calves, reselling of the certified animals to feeders, purchasing of the fat cattle for processing, the related dressed cattle on the rail and related by-products, the fabricated boxed primals, and several of the subsequent value-added consumer products are all affected by commodity market risk.

         Hedging and contract purchases for the Hereford animals are periodically utilized by ROF to minimize market risk and to insure that adequate supply of Certified Hereford Cattle is available to meet the current and growing sales demand.

         ROF pays a market premium to the feeder for producing a Certified Hereford that complies with certain genetic, diet, weight parameters, and certain grading specifications. This premium above market generates market risk, as this additional cost must be passed on to the distributor and ultimately the consumer for this premium branded consumer product. While developing brand equity, consumer demand, and consumer loyalty, ROF has been investing in market penetration through pricing, which provides lower than preferred margins.

Results of Operations

Comparison of the years ended December 31, for the fiscal years ended 1998, 1997, and 1996.

Revenues-Net Sales

         Net Sales. Net sales of $68.8 million, $105.3 million, and $123.4 million were generated by the Company for the fiscal years ended 1998, 1997, and 1996, respectively. Net sales decreases of 15% from 1996 to 1997 and 35% from 1997 to 1998. The 1998 decreases are primarily attributable to lower volume and market prices in cattle trading operations. The 1997 decreases resulted from the loss of a significant retail customer. The Company discontinued business with several smaller store group customers in which delivery cost and expense rendered those accounts unprofitable. The year 1998 also began with a low percentage of "branded" sales causing the average revenue from pounds sold to be lower. During 1998, this percentage of branded sales moved from a low of approximately 30% to near 85% in the last several months of the year.

         Net sales of branded beef products increased to 53% of net sales for 1998 from 31% for 1997. The year 1997 was a repositioning year as a major retail chain customer was lost in early 1997. The Company focused on growth in volume during 1998 and continues to increase its customer base. Emphasis is placed on growth of branded beef product sales while continuing efforts to integrate value-added products with significantly higher gross margins.

         Cattle trading net sales decreased to 47% of net sales for 1998 from 71% for 1997. Midland has been refocused to have responsibility for developing the supply of CHB for ROF. Volume in 1998 was reduced due to a reduction of non-CHB cattle business. The gross revenue generated by trading is substantial but the small margins available have led the Company to refocus some of Midland's personnel and activities by moving them into ROF to assist with the procurement function. Midland will continue to place cattle in ROF's supply channel and engage in some non-CHB cattle trade.

              Fiscal Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                               1998          % chg          1997           % chg           1996
                                            -----------     --------     ------------     ---------    -------------

Net Sales:

Boxed beef                                    $ 36,546          14%         $ 31,984         (47)%         $ 60,366
Percentage of sales                                53%                           31%                            49%

Cattle Trading                                  28,016        (53)%           60,249           17%           51,499
Percentage of sales                                41%                           58%                            42%

Cattle Trading Sales-Related Parties             4,199        (62)%           13,092           13%           11,555
Percentage of sales                                 6%                           13%                             9%
                                            -----------                  ------------                  -------------

   Total Net Sales                            $ 68,761        (33)%        $ 105,326         (15)%        $ 123,420
   Percentage of sales                            100%                          100%                           100%

OPERATING EXPENSES

         Cost of Goods Sold. Cost of goods sold of $67.6 million, $103.3 million, and $121.0 million was generated by the Company for the fiscal years ended 1998, 1997, and 1996, respectively. The1998 decreases are attributable to lower volume and market prices in cattle trading operations. The 1997 decreases resulted from the loss of a significant retail customer. Cost of Goods Sold as a percentage of sales was constant for 1998,1997,1996, respectively.


              Fiscal Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                 1998         % chg           1997           % chg           1996
                                              -----------    ---------    -------------     ---------    -------------

Cost of Goods Sold:

Cattle Purchased for Processing                 $ 17,602        (29)%         $ 24,943         (43)%         $ 43,541
Percentage of sales                                  26%                           24%                            36%

Cattle Purchased for Processing-RP                14,698         167%            5,036         (51)%           10,358
Percentage of sales                                  21%                            5%                             9%

Cattle Purchased for Trading                      30,300        (55)%           66,707           19%           56,145
Percentage of sales                                  44%                           65%                            46%

Cattle Purchased for Trading -RP                   1,177          21%            3,556          (5)%            3,741
Percentage of sales                                   2%                            3%                             3%

Other Processing Costs                             3,569          36%            2,629         (61)%            6,690
Percentage of sales                                   5%                            3%                             5%

Other Trading Costs                                  220        (48)%              422         (23)%              547
Percentage of sales                                 .32%                          .41%                           .45%
                                              -----------                 -------------                  -------------

   Total Cost of Goods Sold                     $ 67,566        (33)%        $ 103,293         (15)%        $ 121,022
   Percentage of sales                               98%                           98%                            98%

Note:  RP equals Related Parties

         Cattle purchased for processing, including processing costs for boxed beef increased to 47% of revenues for 1998 compared to 29% of revenues for 1997 reflecting the continuing shift from cattle activities into branded consumer product marketing of CHB. Cattle purchased for trading, including other trading costs decreased to 46% of revenues for 1998 compared to 68% of revenues for 1997.

         Live cattle costs and related boxed beef costs decreased approximately 6% and 3%, respectively, for 1998 as compared to 1997 based on USDA and National Cattlemen's Beef Association Cattle-fax. These commodity market based decreases have reduced the market values of both revenues and cost of goods sold for boxed beef products in 1998.

         Selling and Distribution Expenses. Selling and distribution expenses for fiscal 1998 of $3.1 million, $3.4 million for 1997, and $3.6 million for 1996 decreased by 10% and 5%, respectively. Selling and distribution expenses were 4%, 3%, and 3% of net sales, respectively, for 1998, 1997, and 1996. Selling and distribution expenses are somewhat variable and were reduced as a result of several factors. Some advertising and coop marketing expenses were replaced with pricing concessions and discounted feature items. The customer mix was realigned to improve freight efficiency, which reduced expenses.

         Marketing activity cooperation with AHA and its members was maximized to reduce cash requirements. See note 10 of Notes to Consolidated Financial Statements. AHA used some of those funds to provide cattle inspection, customer licensing, customer personnel training, and marketing materials development and production. The Company is committed to providing the necessary support and there will be ongoing cash investment in development, marketing, and distributing of branded beef products and related synergistic products.

         General and Administrative Expenses. General and administrative expenses were $2.8 million, $2.8 million, and $1.3 million for 1998, 1997, and 1996, respectively. Administrative expenses were 4%, 3%, and 1% of net sales for 1998, 1997, and 1996, respectively, due primarily to staff changes necessary to achieve profitable volume levels and new product development. During 1998, substantial general and administrative expenses were incurred through stock compensation to consultants and certain directors who helped provide the resources for continuing operations. Management believes that the current staff and general and administrative levels can successfully build and manage profitable volume levels.

              Fiscal Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                     1998          % chg          1997          % chg         1996
                                                  -----------     ---------    -----------    ----------    ----------

Operating Expenses:

Cost of Goods Sold                                   $67,566         (41)%       $103,292         (15)%      $121,023
Percentage of sales                                      98%                          98%                         98%

Selling and Distribution                             $ 3,075         (10)%        $ 3,414          (5)%       $ 3,600
Percentage of sales                                       4%                           3%                          3%

General and Administrative                             2,837             -          2,837          111%         1,347
Percentage of sales                                       4%                           3%                          1%
                                                  -----------                  -----------                  ----------

   Total Operating Expenses                         $ 73,478         (33)%       $109,543         (13)%      $125,970
   Percentage of sales                                  106%                         106%                        103%

         Loss from Operations. Loss from operations of $4.7 million, $4.2 million, and $2.5 million for 1998, 1997, and 1996, respectively, increased by 12% for 1998 and 65% for 1997. While gross margin improved in late 1998, increased cattle supply costs (cattle feeding and procurement costs) contributed to the loss from operations. Negative gross margins for boxed beef during early 1998 were also part of the cause of operational losses. Management believes improvement from negative gross margins in early 1998 to positive gross margins in late 1998 reflects progress toward turning losses from operation into profits. Also, the operational production costs and expenses necessary to create and maintain a profitable volume level generate losses until those volume levels are achieved.


              Fiscal Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                     1998          % chg          1997          % chg         1996
                                                                  ---------                   ----------
                                                  -----------                  -----------                  ----------

Loss from Operations                               $ (4,717)           12%      $ (4,218)           65%     $ (2,549)
Percentage of sales                                     (7)%                         (4)%                        (2)%


         Other Income and Expense. Interest expense of $432 ,000, $343,000, and $359,000 for fiscal 1998, 1997, and 1996, respectively, increased by 26% for 1998 and decreased by 4% in 1997. Interest expense increases resulted from higher borrowing levels and a 1998 factoring agreement for receivable sales. See note 5 of Notes to Consolidated Financial Statements. The loss on sale of accounts receivable for $154,000 represents fixed discounts on the accounts sold to a factor.

              Fiscal Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                     1998          % chg          1997          % chg         1996
                                                  -----------     ---------    -----------    ----------    ----------

Other Income (Expenses):

Interest Income                                          $ 9         (85)%           $ 63             -           $ 0
Percentage of sales                                     .01%                         .06%                        0.0%

Interest Expense                                       (432)         (26)%          (343)          (4)%         (359)
Percentage of sales                                   (.63)%                       (.33)%                      (.29)%

Loss on Sale of A/R                                    (154)             -              0             -             0
Percentage of sales                                   (.22)%                         0.0%                        0.0%

Loss from Joint Venture                              (1,386)             -              0             -             0
Percentage of sales                                   (2.0)%                         0.0%                        0.0%
                                                  -----------                  -----------                  ----------

   Total Other Income (Expenses)                   $ (1,963)          600%        $ (280)         (22)%       $ (359)
   Percentage of sales                                (3.0)%                       (.27)%                      (.29)%

Net Loss and Loss per Share

              Fiscal Years Ended December 31, 1998, 1997, and 1996
                                 (in thousands)

                                                     1998          % chg          1997          % chg         1996
                                                  -----------     ---------    -----------    ----------    ----------

Loss Before Minority Interest                      $ (6,680)            49%      $ (4,498)           55%      $ (2,908)
Percentage of sales                                    (10)%                          (4)%                         (2)%

Minority Interest                                      $ 104              -            $ 0             -            $ 0
                                                  -----------                   -----------                  -----------

Net Loss                                            $(6,576)            46%      $ (4,498)           55%      $ (2,908)
Percentage of sales
                                                       (10)%                          (4)%                         (2)%

Preferred Stock Dividend Required                      (165)           871%           (17)             -              0
Percentage of sales                                   (.24)%                        (.02)%             -           0.0%
                                                  -----------                   -----------                  -----------

Net Loss Applicable to Common                      $ (6,741)            49%      $ (4,515)           55%      $ (2,908)
Percentage of sales                                     (10)%                          (4)%                         (2)%
                                                  =========                     =========                    =========

Basic and Diluted Loss per Share                      (0.46)            38%         (0.33)           43%         (0.23)
                                                  =========                     =========                    =========
Weighted Average Shares Outstanding                  14,719              8%        13,619            9%         12,498
                                                  =========                     =========                    =========

Income Taxes

The consolidated financial statements include no provision for income taxes due to net operating losses. See note 9 of Notes to Consolidated Financial Statements.

Inflation

         While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products through price increases to its customers without experiencing a reduction in the demand for its products or that inflation will not have an overall effect on the beef market that would have a material effect on the Company.

ITEM 8.  Financial Statements

         The following financial statements of the Company are filed as a part of this report:

                  Independent Auditors' Reports;
                  Consolidated Balance Sheets as of December 31, 1998 and 1997; Consolidated Statements of Operations for the years ended
                        December 31, 1998, 1997, and 1996;
                  Consolidated Statements of Changes In Stockholders' Equity for
                        the years ended December 31, 1998, 1997, and 1996;
                  Consolidated Statements of Cash Flows for the years ended
                        December 31, 1998, 1997, and 1996;
                  Notes to Consolidated Financial Statements.

         The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.




ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         On December 4, 1998, BDO Seidman, LLP resigned as the Company's certifying accountants. During the most recent fiscal year, there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. BDO Seidman, LLP's report on the financial statements for the past year contained no adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles. The accountant's report contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

         On January 18, 1998, the Company retained HLB Gross Collins, P.C. as the Company's certifying accountants.

                                    PART III



ITEM 10.  Directors and Executive Officers of the Registrant


         The following table sets forth as of March 15, 1999 the name, age, and position of each executive officer and director and the date each began service for the Corporation.


         Name          Age      Position                                  Director or Officer Since
         ----          ---      --------                                  -------------------------
Gordon Reisinger       58      President, Director                        March 14, 1997
John Derner            47      Vice President, Director                   March 14, 1997
Charles Kolbe          56      Chairman of the Board,                     March 14, 1997
                               Director
Harley Dillard         49      Treasurer, Chief Financial Officer         December 10, 1997
Dwayne Lewis           66      Director                                   May 8, 1998
Jack Holden            33      Director                                   May 8, 1998
Ron Daggett            51      Director                                   May 8, 1998

         All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are duly elected and qualified.

         Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

         Gordon Reisinger, Director and President. Prior to its acquisition by the Company, Mr. Reisinger was the managing partner and a 33.33% owner in Midland Cattle Company, which he formed in 1987. Midland is a cattle trader, which buys and sells feeder cattle nationwide, including cattle for the CHB program. Mr. Reisinger was also a managing partner and a 33.33% owner in Mid-Ag prior to its reverse acquisition of the Company. Mr. Reisinger has managed the Eldora Livestock auction his father built in 1939 and has been active in family farming and cattle operations, cattle feeding, commercial and farmer feedlot quality-control auditing, and nationwide cattle brokering his entire life. Mr. Reisinger holds a Bachelor's Degree in Animal Science from Iowa State University.

         John Derner, Director and Vice President. Mr. Derner owns and manages an 8,000 head cattle feedlot and a large row crop operation in West Lake Okoboji, Iowa. Mr. Derner also owns a manufacturing company, Shell Rock Products, Inc., that manufactures and distributes numerous ornamental concrete products nationwide. Mr. Derner was also a 33.33% partner in Midland and Mid-Ag prior to their acquisition by the Company.

         Charles Kolbe, Director and Chairman of the Board. Mr. Kolbe owns a family farming and cattle feeding operation in Lake View, Iowa. In addition to farming and cattle feeding operations, Mr. Kolbe has been active in the financial world, having held positions as a director and principal of banks in Iowa and Minnesota. Mr. Kolbe was a co-founder and 33.33% owner of Midland prior to its acquisition by the Company. He is on the executive committee of the Iowa Cattleman's Association, Iowa Beef Industry Council and the National Livestock and Meat Board. He is past President of the Iowa Cattleman's Association and past Chairman of the Iowa Beef Industry Council.

         Harley Dillard, Treasurer and Chief Financial Officer. Mr. Dillard worked in public accounting and then with Monfort of Colorado in several capacities, including plant Controller for the Monfort Greeley Slaughter Plant and Controller for the Monfort Portion Foods Division. He gained more consumer product experience as Controller and Director of Finance for the Denver Coca-Cola Franchise. From 1984 until 1996, Mr. Dillard held positions with Robertson Associates Manufacturing, Inc., ("RAMI") an aluminum beverage packaging manufacturer. Mr. Dillard joined RAMI as Controller and was promoted to Vice President and Chief Financial Officer. Since 1996 until he joined the Company, Mr. Dillard was General Manager of Cruisin Cuisine/WP&G Distributing, a privately held manufacturer and distributor of wholesale food products. Mr. Dillard is a Certified Public Accountant.

         Jack B. Holden, Director. Mr. Holden manages his family's Hereford operation, Holden Herefords, on a 2,000-acre ranch near Valier, Montana. Mr. Holden is active in the National Cattleman's Beef Association, Montana Stockgrowers and its Seedstock Committee. He is also active in the American Hereford Association and the Montana Farm Bureau. He serves as Director of the Montana Hereford Association, and Vice President and Director of the Pondera County Canal and Reservoir Company.

         Dwayne Lewis, Director. Mr. Lewis operates Lewis Feedlot. He currently runs approximately 17,000 cattle in this operation. He has been active in the Nebraska Livestock Feeders Association and chaired the Environmental Committee for the National Feeders Association. He has been a member of National Cattlemen's Beef Association and Nebraska Cattlemen's Association.

         Mr. Lewis' quarterhorse operation is recognized as one of the top stables in the United States. He has served as President of the Nebraska Quarterhorse Association and a member of the Board of Directors of the American Quarterhorse Association.

         Along with his cattle feeding and quarterhorse operations, Mr. Lewis and his two sons operate 3,500 acres of irrigated farmland. He has also served as Chairman of the Board of Gibbon Bank for 12 years. His community service included 20 years as a member and term as President of the local School Board in his district near Kearney, Nebraska.

         Ron Daggett, Director. Mr. Daggett served as a First Vice President, Sales for Dean Witter from 1994 to 1997. For the past two years, Mr. Daggett has served as First Vice President, Sales for Everen Securities, Inc.

COMPLIANCE WITH SECTION 16(a)

         All Directors and Executive Officers, as of December 31, 1998, have inadvertently omitted filing Form 3 within ten days of election. The Form 3 for each Director and Executive Officer is in the process of being filed.

         The Directors and Executive Officers include: Gordon Reisinger, John Derner, Charles Kolbe, Dwayne Lewis, Jack Holden, Ron
Daggett, Harley Dillard, and Pete Hudgins.


ITEM 11.  Executive Compensation


         The following table sets forth certain summary information concerning the compensation paid or accrued during the Registrant's last fiscal year to the Company's, or its principal subsidiaries', executive officers during such period.


                                              Summary Compensation Table
------------------------------------------------------------------------------------------------------------------------

                                                                        Long-term Compensation
                                                                ---------------------------------------
                                    Annual Compensation                    Awards            Payouts
                             --------------------------------------------------------------------------
                                                                      (1)

  Name and Principal                             Other Annual     Restricted     Number of     LTIP       All Other
       Position        Year    Salary    Bonus   Compensation    Stock Awards     Options    Payouts    Compensation
------------------------------------------------------------------------------------------------------------------------

Gordon Reisinger      1998    $ 120,000   -0-       $53,333         $97,970         -0-        -0-           -0-
President/ Director

Harley Dillard        1998    $ 110,000   -0-         -0-          $ 25,000       140,000    $408,800        -0-
Treasurer/Chief
Financial Officer

John Derner           1998     $ 55,000   -0-       $33,333        $ 97,970         -0-        -0-           -0-
Vice President/
Director

Charles Kolbe         1998     $ 60,000   -0-      $ 33,333         $11,970         -0-        -0-           -0-
Chairman




(1) Values of Restricted Stock Awards shown in the Summary Compensation Table are based on the average market price of the Company's Common Stock on the date of the grant.

Stock Option and Stock Appreciation Rights Plans


                        Option Grants in Last Fiscal Year
                                Individual Grants


                                            % of Total
                                            Options
                                            Granted to        Exercise
                           Options          Employees         Price Per         Expiration       Value at Date of
Name                       Granted          in Fiscal Yr.     Share             Date             Grant ($)
----                       -------          -------------     -----             ----             ---------


Harley Dillard, CFO        100,000             12.69%         $4.75             2003              $354,000
                            40,000              5.60%         $1.75             2003              $ 54,800




         The Board of Directors adopted the 1997 Stock Option Plan and reserved 1,000,000 shares of Common Stock of the Company for issuance upon the exercise of options which the Board of Directors has the authority to grant to key employees, officers, directors and consultants of the Company as part of the Plan. The Board of Directors adopted the 1998 Stock Option Plan and reserved 1,000,000 shares under the Plan for the same purposes as the 1997 Plan. As of March 15, 1999, the Company has granted options for 788,000 shares pursuant to the 1997 Plan and 720,000 options pursuant to the 1998 Plan. To date, none of the options issued pursuant to either Plan have been exercised.

Board Compensation Committee Report on Executive Compensation.

         References made to the information set forth in the Proxy Statement under the caption "executive compensation".

Performance Graph

         References made to the information set forth in the Proxy Statement under the caption "executive compensation".

Compensation of Directors

         The Company issues each director 1,000 shares of Common Stock for attendance at each meeting of the Board of Directors. The Company also reimburses directors for their travel and other reasonable expenses incurred in attending each meeting of the Board of Directors or any of its committees.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth as of April 22, 1999 the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.



                                                                                              Percentage of Shares Owned
                                  Name of                     Amount and Nature of                  by Beneficial
 Title of Class               Beneficial Owner              Beneficial Ownership (1)            Owners and Management
------------------      -----------------------------      ---------------------------       -----------------------------

     Common             Gordon Reisinger                            5,976320  (2)                        33.3%
                        Rural Route 3
                        Red Oak, Iowa 51566

                        Cimarron Investments, LP                   2,100,000                             11.7%
                        RR 3
                        Red Oak, Iowa 51566

                        John Derner                                6,426,321  (3)                        35.9%
                        2353 213th Avenue
                        Milford, Iowa 51351

                        JKSBM, LP                                  2,175,000                             12.1%
                        2353 213th Avenue
                        Milford, Iowa  51351

                        Charles Kolbe                                775,821  (4)                         4.3%

                        Dwayne Lewis                                  79,000                                 *

                        Jack Holden                                   29,000  (5)                            *

                        Ron Daggett                                   29,000  (6)                            *

                        All Officers and Directors                13,376,462  (7)                        69.7%
                        as a Group:  (8 persons)



* Represents less than 1%

(1) Beneficial ownership has been determined pursuant to Rule 13(d)-3 (d) (1) under the Securities Exchange Act of 1934, as amended.

(2) Includes 512,820 shares owned by Cimarron Properties which is owned and controlled by Gordon Reisinger and 2,100,000 shares owned by Cimarron Investments, LP, a family partnership controlled by Mr. Reisinger. Also, includes 1,380,000 stock options held by Mr. Reisinger.

(3) Includes 2,175,000 shares owned by JKSBM, a family limited partnership, which is owned and controlled by Mr. Derner, and 512,821 shares owned by Derner's of Milford, a company controlled by Mr. Derner and 265,000 shares owned by the Derner Foundation which Mr. Derner controls. Also, includes 1,380,000 stock options held by Mr. Derner.

(4) Includes 512,821 shares owned by Wall Lake Cattle Company, a company controlled by Mr. Kolbe. Mr. Kolbe also holds 60,000 of stock options.

(5) Includes options to purchase 5,000 shares of Common Stock and warrants to purchase 10,000 shares of Common Stock.

(6) Includes 10,000 shares of Common Stock held jointly with Mr. Daggett's spouse. Also includes warrants to purchase 10,000 shares of Common Stock and options to purchase 5,000 shares of Common Stock.


(7) Includes warrants to purchase 41,750 shares of Common Stock and options to purchase 2,875,000 shares of Common Stock.

ITEM 13.  Certain Relationships and Related Party Transactions


         Mr. Gordon Reisinger is paid an annual salary of $120,000 as President of the Company. Mr. Reisinger is also paid a consulting fee of $53,333. Mr. Reisinger is part owner of a company that leases an office building to the Company. The lease payments made in 1998 were $48,000. He was also paid $1,000 and issued 4,000 shares of Common Stock for his services as a director. Mr. Reisinger also received 50,000 shares of Common Stock for additional services to the Company. During 1998, ROF purchased cattle totaling $596,433 from a company owned by Mr. Reisinger.

         Mr. John Walker, Mr. Reisinger's son-in-law, works for Midland as its General Manager. He buys and sells cattle for Midland and was paid $69,000 for his services in 1998. Mr. Walker and his wife, Mrs. Kathy Walker, own an entity that buys cattle from Midland. During 1998, cattle purchases by Mr. and Mrs. Walker from Midland were approximately $626,600. In order to insure a sufficient supply of CHB, the Company started entering into financing arrangements, i.e., repurchase agreements, with related parties during 1998. The Company's agreement with the related party is that the Company retains the benefit from any gains on the cattle and the risk of any losses. In addition, the Company reimburses the related party for any costs incurred on the cattle, such as grain, vet, yardage, etc., as well as pays interest on the funds advanced by the related party to "purchase" the cattle and to pay other expenses related to the cattle. The cattle are purchased by the Company for meat processing. During 1998, Midland paid $776,731 under this arrangement.

         Mr. Todd Reisinger, Mr. Reisinger's son, works as a meat salesman for ROF and was paid $50,000 in 1998. Mrs. Walker works as a part-time bookkeeper for Midland and received $4,800 in 1998.

         Mr. Charles Kolbe, a director and employee of the Company, received $1,000 in director fees in 1998 and was issued 4,000 shares of Common Stock. Mr. Kolbe also received consulting fees from Midland totaling $33,333 in 1998. Mr. Kolbe also received $60,000 for work performed for Midland. In order to insure a sufficient supply of CHB, the Company started entering into financing arrangements, i.e., repurchase agreements, with related parties during 1998. The Company's agreement with the related party is that the Company retains the benefit from any gains on the cattle and the risk of any losses. In addition, the Company reimburses the related party for any costs incurred on the cattle, such as grain, vet, yardage, etc., as well as pays interest on the funds advanced by the related party to "purchase" the cattle and to pay other expenses related to the cattle. The cattle are purchased by the Company for meat processing. During 1998, Midland paid $413,000 under this arrangement.

         Mr. Reisinger, Mr. Walker, and Mr. Kolbe are owners of a trucking business that transported cattle for Midland and ROF. During 1998, this entity was paid $196, 602 for its services.

         Mr. Reisinger and Mr. Walker are owners of a trucking company that transports cattle for Midland and ROF. During 1998, this entity was paid $68,104.

         Mr. Dwayne Lewis, a director of the Company, was issued 4,000 shares of Common Stock and $1,000 for his services as a director. He was also issued 50,000 shares of Common Stock for additional services to the Company. During 1998, Midland sold cattle to his entity totaling $302,764 and ROF purchased cattle totaling $6,847,497.

         Mr. John Derner was paid a consulting fee of $33,333 from Midland in 1998. He was also paid a salary of $55,000 as an employee of ROF. He received $1,000 as a fee and was issued 4,000 shares of Common Stock for his services as a director of the Company. Mr. Derner also received 50,000 shares of Common Stock for additional services to the Company. Mr. Derner is an owner of an entity that purchases cattle from Midland. In 1998, such purchases totaled approximately $1,800,000. Also during 1998, ROF purchased cattle totaling $3,269,3112 from a company owned by Mr. Derner. Mr. Derner also provided an airplane for the use by the Company. The Company pays Mr. Derner rent on the airplane. The Company makes payments for the pilot, fuel, and expenses to third parties. The total of rent expense paid for 1998 was $19,500.

         Messrs. Holden, Daggett, and Sturm each were issued 4,000 shares of Common Stock for their services as directors of the Company.

         Mr. Harley Dillard, the Company's Chief Financial Officer, received compensation in 1998 totaling $110,000. Mr. Dillard was also issued 5,000 shares of Common Stock and was granted options to purchase 140,000 shares of Common Stock.

                                     PART IV


ITEM 14.  Exhibits and Reports on Form 8-K


(a)  Reports on Form 8-K.

         The Company filed an 8-K Current Report on December 11, 1998, reporting the resignation of BDO Seidman, LLP as its certifying accountant.

         On January 18, 1999, the Company filed an 8-K Current Report stating it had retained HLB Gross Collins, P.C. as the Company's certifying accountant.

(b) Exhibits. The following exhibits are included as part of this report:

Exhibit No.                         Exhibit's Description
-----------                         ---------------------

21.0                            Subsidiaries of Registrant

27.0                            Financial Data Schedule

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:                                 Red Oak Hereford Farms, Inc.
                                       (Registrant)


                                       By:
                                       \s\  Gordon Reisinger
                                       --------------------------------
                                       Gordon Reisinger, President

Date                   Name and Title                     Signature

April 26, 1999         Gordon Reisinger,
                       President/Director (Principal
                       Executive Officer)                 \s\  Gordon Reisinger
                                                          ----------------------

April 26, 1999         Harley Dillard,
                       Treasurer/Chief Financial
                       Officer  (Principal
                       Accounting Officer)                \s\  Harley Dillard
                                                          ----------------------

April 26, 1999         Charles Kolbe,
                       Director, Chairman
                       of the Board                       \s\  Charles Kolbe
                                                          ----------------------

April 26, 1999         John Derner,
                       Director, Vice President           \s\  John Derner
                                                          ----------------------

April 26, 1999         Jack Holden,
                       Director                           \s\  Jack Holden
                                                          ----------------------
April 26, 1999         Dwayne Lewis,
                       Director                           \s\  Dwayne Lewis
                                                          ----------------------

April 26, 1999         Ron Daggett,
                       Director                           \s\  Ron Daggett
                                                          ----------------------

                          RED OAK HEREFORD FARMS, INC.




                                    CONTENTS

                                                                          Pages

Independent Auditors' Reports                                              1-3

Consolidated Financial Statements

   Consolidated Balance Sheets                                             4-5

   Consolidated Statements of Operations                                     6

   Consolidated Statements of Changes in Stockholders' Equity              7-8

   Consolidated Statements of Cash Flows                                     9

   Notes to Consolidated Financial Statements                            10-26

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of

        Red Oak Hereford Farms, Inc.


               We have audited the accompanying consolidated balance sheet of


                          RED OAK HEREFORD FARMS, INC.

as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

               We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Oak Hereford Farms, Inc. as of December 31, 1998, and the results of its operations, changes in stockholders' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

               The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations since its inception, and is in technical noncompliance with certain loan agreements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     /s/ HLB Gross Collins, P.C.

Atlanta, Georgia
March 12, 1999

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


                                                       /S/ BAIRD, KURTZ & DOBSON


Kansas City, Missouri
February 7, 1997

                          RED OAK HEREFORD FARMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                                                                             1998                   1997
                                                                         -----------             ----------
                                                       ASSETS

CURRENT ASSETS
   Cash                                                                  $    16,079             $    12,993
   Restricted cash                                                           208,742                    -
   Accounts receivable
     Trade, less allowance for doubtful accounts of $10,000                  765,262               2,920,939
     Related parties                                                          13,379               1,102,565
     Receivable due from factor                                              262,102                    -
   Inventories                                                               919,459                 989,190
   Prepaid expenses and other assets                                         106,668                  96,404
                                                                         -----------             -----------
       TOTAL CURRENT ASSETS                                                2,291,691               5,122,091
                                                                         -----------             -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Buildings and leasehold improvements                                      294,974                 292,574
   Vehicles and equipment                                                    335,383                 237,878
                                                                         -----------             -----------
                                                                             630,357                 530,452
     Less accumulated depreciation                                          (286,787)               (224,088)
                                                                         -----------             -----------
       TOTAL PROPERTY, PLANT AND EQUIPMENT                                   343,570                 306,364
                                                                         -----------             -----------

OTHER ASSETS
   Investment in partnership                                                  40,961                 500,000
   Other assets                                                              294,480                  47,229
                                                                         -----------             -----------
       TOTAL OTHER ASSETS                                                    335,441                 547,229
                                                                         -----------             -----------

       TOTAL ASSETS                                                      $ 2,970,702             $ 5,975,684
                                                                         ===========             ===========

   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                                                                             1998                   1997
                                                                         -----------             ----------
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                                        $    850,000            $  1,270,294
   Current maturities of long-term debt                                    1,115,424               1,029,015
   Accounts payable
     Trade                                                                   483,626                 546,691
     Related parties                                                       1,747,358                  54,528
   Accrued expenses                                                          641,334                 100,380
   Current maturities of deferred income                                     100,000                 100,000
                                                                        ------------            ------------
     TOTAL CURRENT LIABILITIES                                             4,937,742               3,100,908
                                                                        ------------            ------------

LONG-TERM LIABILITIES
   Deferred income                                                           200,000                 200,000
   Long-term debt, less current maturities                                 1,163,815                 971,694
                                                                        ------------            ------------
     TOTAL LONG-TERM LIABILITIES                                           1,363,815               1,171,694
                                                                        ------------            ------------

     TOTAL LIABILITIES                                                     6,301,557               4,272,602

MINORITY INTERESTS IN SUBSIDIARIES                                          (103,822)                   -
                                                                        ------------            ------------

STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value, authorized 50,000,000
     shares; issued and outstanding 15,003,415 shares for 1998 and
     14,429,290 shares for 1997                                               15,003                  14,430
   Cumulative preferred stock, $0.001 par value, authorized
     5,000,000 shares; issued and outstanding 200,000 shares                     200                     200
   Additional paid-in capital                                              7,384,359               5,738,605
   Retained deficit                                                      (10,626,595)             (4,050,153)
                                                                        ------------            ------------
     TOTAL STOCKHOLDERS' EQUITY                                           (3,227,033)              1,703,082
                                                                        ------------            ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  2,970,702            $  5,975,684
                                                                        ============            ============


   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1998, 1997 and 1996

                                                                       1998               1997               1996
                                                                  ---------------    --------------     --------------
NET SALES
   Boxed beef                                                     $    36,545,948    $   31,984,251     $   60,366,258
   Cattle trading                                                      28,016,784        60,249,120         51,499,264
   Cattle trading sales to related parties                              4,199,028        13,092,322         11,555,199
                                                                  ---------------    --------------     --------------
                                                                       68,761,760       105,325,693        123,420,721
                                                                  ---------------    --------------     --------------

OPERATING EXPENSES
   Cattle purchased for processing                                     17,601,849        24,942,513         43,541,034
   Cattle purchased for processing from related parties                14,698,225         5,036,217         10,358,549
   Cattle purchased for trading                                        30,299,854        66,707,330         56,145,582
   Cattle purchased for trading from related parties                    1,176,782         3,555,699          3,740,716
   Other processing costs                                               3,569,205         2,628,937          6,690,335
   Other trading costs                                                    220,372           422,156            546,637
                                                                  ---------------    --------------     --------------
     Cost of goods sold                                                67,566,287       103,292,852        121,022,853
   Selling and distribution                                             3,075,483         3,414,137          3,599,957
   General and administrative                                           2,836,764         2,836,508          1,346,957
                                                                  ---------------    --------------     --------------
                                                                       73,478,534       109,543,497        125,969,767
                                                                  ---------------    --------------     --------------

LOSS FROM OPERATIONS                                                   (4,716,774)       (4,217,804)        (2,549,046)
                                                                  ---------------    --------------     --------------

OTHER INCOME (EXPENSES)
   Interest income                                                          9,395            63,062                -
   Interest expense                                                      (432,271)         (343,404)          (358,881)
   Loss on sale of accounts receivable                                   (154,367)              -                  -
   Losses from cattle feeding joint venture                            (1,386,247)              -                  -
                                                                  ---------------    --------------     --------------
                                                                       (1,963,490)         (280,342)          (358,881)
                                                                  ---------------    --------------     --------------

LOSS BEFORE MINORITY INTERESTS                                         (6,680,264)       (4,498,146)        (2,907,927)

MINORITY INTERESTS                                                        103,822               -                  -
                                                                  ---------------    --------------     --------------

NET LOSS                                                               (6,576,442)       (4,498,146)        (2,907,927)

PREFERRED STOCK DIVIDEND REQUIREMENT                                     (164,649)          (17,010)             -
                                                                  ---------------    --------------     --------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                        $    (6,741,091)   $   (4,515,156)    $   (2,907,927)
                                                                  ===============    ==============     ==============

BASIC AND DILUTED LOSS PER SHARE                                  $         (0.46)   $        (0.33)    $        (0.23)
                                                                  ===============    ==============     ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                                    14,719,092        13,618,705         12,498,462
                                                                  ===============    ==============     ==============


   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1998, 1997 and 1996

                                                  Predecessors' Entities                      Red Oak Hereford Farms, Inc.
                                                 -------------------------    -----------------------------------------------
                                                                                              Cumulative       Additional
                                                  Members'      Partners'        Common        Preferred         Paid-In
                                                   Equity        Equity          Stock           Stock           Capital
                                                 -----------   -----------    ------------   -------------    -------------
BALANCE, JANUARY 1, 1996                         $ 1,354,363   $   954,307    $          -   $           -    $           -

Capital contributions                              1,492,500        47,500               -               -                -

Capital distributions                                      -       (50,000)              -               -                -

Net loss                                          (2,834,858)      (73,069)              -               -                -
                                                 -----------   -----------    ------------   -------------    -------------

BALANCE, DECEMBER 31, 1996                            12,005       878,738               -               -                -

Purchase of treasury stock                           (31,000)            -               -               -                -

Distribution of joint venture                              -       (60,459)              -               -                -

Contributions of net assets of predecessors
   to Red Oak Hereford Farms, Inc. in
   exchange for common stock                         533,402             -          10,960               -         (517,500)

Contributions of net assets of Midland Cattle
   Company, Inc. in exchange for common stock              -      (884,693)          1,538             200          882,955

Issuance of common stock
   Sale of private placement                               -             -           1,500               -        4,498,500
   Exercise of 400,000 stock options                       -             -             400               -        1,199,600
   Issuance of common stock for services                   -             -              32               -           96,735

Stock offering costs                                       -             -               -               -        (421,685)

Net income (loss)                                   (514,407)       66,414               -               -                -
                                                 -----------   -----------    ------------   -------------    -------------

BALANCE, DECEMBER 31, 1997                                 -             -          14,430             200        5,738,605

                                               -------------
                                                  Retained
                                                  Earnings
                                                 (Deficit)            Total
                                                ------------     ---------------
BALANCE, JANUARY 1, 1996                        $          -     $    2,308,670

Capital contributions                                      -          1,540,000

Capital distributions                                      -            (50,000)

Net loss                                                   -         (2,907,927)
                                                ------------     --------------

BALANCE, DECEMBER 31, 1996                                 -            890,743

Purchase of treasury stock                                 -            (31,000)

Distribution of joint venture                              -            (60,459)

Contributions of net assets of predecessors
   to Red Oak Hereford Farms, Inc. in
   exchange for common stock                               -             26,862

Contributions of net assets of Midland Cattle
   Company, Inc. in exchange for common stock              -                  -

Issuance of common stock
   Sale of private placement                               -          4,500,000
   Exercise of 400,000 stock options                       -          1,200,000
   Issuance of common stock for services                   -             96,767

Stock offering costs                                                   (421,685)

Net income (loss)                                 (4,050,153)        (4,498,146)
                                                ------------     --------------

BALANCE, DECEMBER 31, 1997                        (4,050,153)         1,703,082

    The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

        For the Years Ended December 31, 1998, 1997 and 1996 (Continued)

                                                        Predecessors' Entities                     Red Oak Hereford Farms, Inc.
                                                     ----------------------------   --------------------------------------------
                                                                                                   Cumulative      Additional
                                                       Members'       Partners'        Common       Preferred       Paid-In
                                                        Equity          Equity         Stock          Stock         Capital
                                                     ------------    ------------   ------------   -----------    ------------
BALANCE, DECEMBER 31, 1997                           $          -    $          -   $     14,430  $       200     $  5,738,605

Issuance of common stock
   Sale of private placement                                    -               -            332             -       1,328,168
   Issuance of common stock for services                        -               -            241             -         471,351

Stock offering costs                                            -               -              -             -        (153,765)

Net loss                                                        -               -              -             -               -
                                                     ------------    ------------   ------------   -----------    ------------

BALANCE, DECEMBER 31, 1998                           $          -    $          -   $     15,003   $       200    $  7,384,359
                                                     ============    ============   ============   ===========    ============





                                                   --------------
                                                      Retained
                                                      Earnings
                                                      (Deficit)          Total
                                                    -------------   --------------
BALANCE, DECEMBER 31, 1997                          $ (4,050,153)   $    1,703,082

Issuance of common stock
   Sale of private placement                                   -         1,328,500
   Issuance of common stock for services                       -           471,592

Stock offering costs                                           -          (153,765)

Net loss                                              (6,576,442)       (6,576,442)
                                                    ------------    --------------

BALANCE, DECEMBER 31, 1998                          $(10,626,595)   $   (3,227,033)
                                                    ============    ==============


   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1997 and 1996

                                                                           1998             1997              1996
                                                                       -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $  (6,576,442)   $  (4,498,146)    $  (2,907,927)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                                         130,460           93,564            78,179
       Services rendered in exchange for common stock                        471,592          123,629                 -
       Loss from partnership                                                 659,038                -                 -
       Minority interest in loss of subsidiary                              (103,822)               -                 -
          Changes in:
             Accounts receivable                                           2,982,761          470,677           215,562
             Inventories                                                      69,731           31,841           438,388
             Prepaid expenses                                                (10,264)          11,452           (55,317)
             Accounts payable and accrued expenses                         2,170,719       (1,754,620)          590,824
                                                                       -------------    -------------     -------------
               NET CASH USED IN OPERATING ACTIVITIES                        (206,227)      (5,521,603)       (1,640,291)
                                                                       -------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property                                             17,417                -                 -
   Purchase of property and equipment                                        (62,406)         (71,491)          (50,387)
   Purchase of intangible assets                                            (250,000)               -                 -
   Restricted cash                                                          (208,742)               -                 -
   Change in other assets                                                    (65,012)          (9,844)          (41,952)
   Investment in partnership                                                (200,000)        (500,000)                -
                                                                       -------------    -------------     -------------
               NET CASH USED IN INVESTING ACTIVITIES                        (768,743)        (581,335)          (92,339)
                                                                       -------------    -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Capital contributions                                                           -                -         1,540,000
   Net proceeds from issuance of common stock                              1,174,735        5,278,315                 -
   Proceeds from issuance of forgivable loan                                       -                -           200,000
   Net borrowings (payments) on lines of credit                             (830,294)         424,076        (1,453,080)
   Proceeds from issuance of notes payable                                   656,326                -                 -
   Repayment of notes payable                                               (246,326)               -                 -
   Proceeds from issuance of long-term debt                                  350,000          524,560         1,500,000
   Payments of long-term debt                                               (126,385)         (19,561)           (4,290)
   Purchase of treasury stock                                                      -          (31,000)                -
   Distributions paid                                                              -          (60,459)          (50,000)
                                                                       -------------    -------------     -------------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                     978,056        6,115,931         1,732,630
                                                                       -------------    -------------     -------------

INCREASE IN CASH                                                               3,086           12,993                 -

CASH, BEGINNING OF YEAR                                                       12,993                -                 -
                                                                       -------------    -------------     -------------

CASH, END OF YEAR                                                      $      16,079    $      12,993     $           -
                                                                       =============    =============     =============

   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(1)    Summary of significant accounting policies

                    Nature of business and organization - Red Oak Hereford Farms, Inc. (the "Company") is a Nevada corporation engaged in the business of selling premium, branded, fresh beef to retail and food service markets through its wholly owned subsidiary, Red Oak Farms, Inc. ("ROF"), and is engaged in buying and selling feeder cattle in the wholesale markets through its wholly owned subsidiary, Midland Cattle Company, Inc., an Iowa corporation ("Midland").

                    On March 14, 1997, Wild Wings, Inc. (now known as Red Oak Hereford Farms, Inc.) entered into an Agreement and Plan of Reorganization (the "Acquisition") with ROF. Pursuant to the terms of the Acquisition, Wild Wings, Inc. effected a reverse acquisition by acquiring all of the issued and outstanding stock of ROF from the stockholders of ROF in exchange for 10,000,000 restricted shares of the $0.001 par value common stock plus options to purchase an additional 3,000,000 shares of Wild Wings, Inc. As a result of the Acquisition, ROF became a wholly owned subsidiary of Wild Wings, Inc. At a special meeting of shareholders held March 14, 1997, the shareholders approved the Acquisition and voted to change the company name from Wild Wings, Inc. to Red Oak Hereford Farms, Inc. For accounting purposes, ROF is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by ROF at historical cost. Prior to March 14, 1997, Wild Wings, Inc. operated a hunting club and had insignificant operations; accordingly, the accompanying financial statements reflect the financial position and results of ROF.

                    In February 1997, ROF was formed with members of Mid-Ag, LLC, a limited liability company, contributing the assets and liabilities of Mid-Ag to ROF in exchange for all of the outstanding stock of ROF.
       ROF was acquired by the Company in the transaction described above.

                    On May 19, 1997, as a condition of the Acquisition stated above, the Board of Directors of the Company approved an agreement to exchange stock pursuant to which the Company issued 1,538,462 restricted common shares of the Company in exchange for all of the issued and outstanding shares of Midland. As a result of this transaction, Midland became a wholly owned subsidiary of the Company. For accounting purposes, the Company and Midland were deemed to be under common control and, therefore, the transaction is being accounted for in a manner similar to pooling of interests, whereby assets and liabilities are reported at historical values. Accordingly, the financial statements have been restated to include the accounts and operations of Midland.

                    On December 12, 1997, the Company formed a subsidiary, Red Oak Feeders, LLC, an Iowa limited liability company ("Feeders"), to develop a supply of Certified Hereford Beef (R) ("CHB") for the Company by financing the feeding of CHB cattle for sale to ROF. Feeders issued notes to experienced cattle investors and used the proceeds for a joint venture, Quality Feeders ("Quality"), a Nebraska partnership with MoorMan's, Inc. Quality, whose operations commenced in January 1998, feeds and raises CHB to provide a supply of CHB cattle to meet customer demands. Quality buys cattle from Midland and others, places the cattle in feedlots and oversees the feeding pursuant to CHB standards. This investment is being accounted for under the equity method of accounting.

                    During the third quarter 1998, the Company formed two new subsidiaries, Here's The Beef Corp. ("HTB") and My Favorite Jerky, LLC ("MFJ"). The Company owns 80% of HTB and a minority shareholder, Cable Print Network/Marketing, Inc. owns 20%. HTB was created for the purpose of beginning a multi-media distribution network. MFJ is owned 60% by the Company and 40% by McClellan Creek Gourmet Meats, Inc. ("McClellan") MFJ was established to produce, market and sell a natural style beef jerky.

                    The Company extends unsecured credit to customers predominantly located in the Southwest and Midwest United States.

                    Revenue recognition - The Company recognizes revenue upon shipment.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(1)    Summary of significant accounting policies (continued)

                    Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ROF, Midland, Feeders, and its 80% owned subsidiary, HTB and its 60% owned subsidiary, MFJ. All significant intercompany accounts and transactions have been eliminated in consolidation.

                    Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Inventory - All inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. During 1998, the Company began hedging cattle inventories and fed cattle purchase contracts to the extent considered practicable for minimizing risks from market price fluctuations. Realized and unrealized gains and losses on futures and option contracts that qualify as hedges are deferred until the related inventories are sold or purchase contracts are settled. Those realized and unrealized gains and losses are considered in determining net realizable value for lower of cost or market calculations for related inventories.

                    Property and equipment - Property and equipment are stated at cost and depreciated over the estimated useful life of each asset, primarily 3 to 15 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Annual depreciation and amortization are primarily computed using accelerated methods.

                    Other assets - The Company has various other assets, including organizational costs, licensing agreement, and loan and grant origination costs. Amortization is computed using the straight-line method over the following lives: organization costs, 5 years; licensing agreement, 15 years; and loan and grant origination costs, the life of the agreements.

                    Deferred income - Deferred income consists of two grants from the Iowa Department of Economic Development. The first was for $100,000 received in 1995 to form the Certified Hereford Beef Program. If ROF meets certain conditions, grant repayment will be permanently waived and the income will be recognized. If the requirements are not met, this deferred income will become a note payable.

                    In 1996, ROF received an additional grant for $200,000 to plan, market or construct a new state-of-the-art beef processing facility in southwest Iowa by June 2001. This grant will be amortized into income at such time as the plant is completed. If the requirements are not met, this deferred income will become a note payable over five years with interest at a rate of 8.25%.

                    The grants are collateralized by substantially all of ROF's assets and guaranteed by the Company's President.

                    Advertising costs - Advertising costs, consisting primarily of marketing material for the promotion of CHB and for investor promotional information, are expensed as incurred. Total advertising costs were $279,698, $762,762 and $149,297 in 1998, 1997 and 1996, respectively.

                    Income taxes - The Company effectively began operations as of March 14, 1997, and operates as a regular corporation. The predecessor entities, Mid-Ag, a limited liability company, and Midland Cattle Company, a joint venture, were taxed as partnerships, with income tax liabilities on the taxable income being assumed by the members and partners, respectively. Accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements for these entities.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(1)    Summary of significant accounting policies (continued)

                    Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

                    Basic and diluted loss per common share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," which the Company has adopted. Pursuant to SFAS 128, the Company has replaced the reporting of "primary" earnings per share ("EPS") with "basic" EPS. Basic EPS is calculated by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for potentially dilutive securities. "Fully diluted" EPS has been replaced with "diluted" EPS which is determined similarly to fully diluted EPS under the provisions of APB Opinion No. 15.

                    For all periods presented in the Consolidated Statements of Operations, the effect of including stock options and warrants would have been antidilutive. Accordingly, basic and diluted EPS for all periods presented are equivalent.

                    Recent accounting pronouncements - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The new standard discusses how to report and display comprehensive income and its components. This standard is effective for years beginning after December 15, 1997. The adoption of this statement did not have a material impact on the presentation of the Company's consolidated financial statements.

                    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This standard requires enterprises to report information about operating segments, their products and services, geographic areas, and major customers. This standard is effective for years beginning after December 15, 1997.

                    Financial instruments - Financial instruments which potentially subject the Company to concentrations of risk consist principally of temporary cash investments and accounts receivable. The Company invests its temporary cash balances in financial instruments of highly rated financial institutions with maturities of less than three months. The accounts receivable are from numerous entities located throughout the United States and the associated credit risks are evaluated by management and considered limited. The carrying values reflected in the balance sheets reasonably approximate the fair values for cash, accounts receivable, payables, accruals and debt.

                    Reclassifications - Certain amounts in the 1997 and 1996 financial statements have been reclassified to agree with the 1998 presentation.

(2)    Going concern

                    The accompanying consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and negative cash flows from operations since its inception due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations and is in technical noncompliance with certain loan agreements. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(2)    Going concern (continued)

                    Management is in the process of completing a private placement offering. Efforts are also underway to increase product awareness and broaden product lines through marketing efforts which should improve profitability and cash flow. Sales efforts are being made to effect changes in the product mix of CHB sales and to increase the volume percentage of branded versus commodity sales. In addition, the Company has developed an operating plan including operating budgets to facilitate monthly analysis of operations. Management believes these steps will enhance the Company's ability to achieve favorable operating results.

                    There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(3)    Related party transactions

                    The Company sells cattle to certain companies which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and ROF utilize trucking companies that are owned by members of the Company's management or Board of Directors. The activity between the Company and these related parties at and for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                 1998             1997              1996
                                             -------------    -------------     -------------
                    Sales                    $   4,199,028    $  13,092,322     $  11,555,199
                    Purchases                   15,875,007        8,591,916        14,099,265
                    Accounts receivable             13,379        1,102,565           497,433
                    Accounts payable             1,747,358           54,528           160,923

                    Additionally, during the years ended December 31, 1998, 1997 and 1996, ROF purchased cattle from Midland in the amount of $442,084, $358,796 and $2,024,217, respectively. During the year ended December 31, 1998, MFJ purchased $41,750 of beef from ROF. Such intercompany purchases are eliminated in consolidation.

                    The Company leases office space owned by a related party under a one-year lease dated March 1, 1998, which provides for monthly rent payments of $4,000.

                    During the years ended December 31, 1998, 1997 and 1996, the Company paid management fees of $179,999, $376,960 and $180,000, respectively, to affiliates.

                    During 1998, to insure a sufficient supply of CHB, the Company entered into financing arrangements, i.e. repurchase agreements, with related parties. The cattle are purchased by the Company and then "sold" to a related party for feeding. When the cattle are the correct weight, they are repurchased by the Company for meat processing. The Company's agreement with the related party is that the Company retains the benefit from any gains on the cattle and the risk of any losses. In addition the Company reimburses the related party for any costs incurred on the cattle, such as grain, vet, yardage, etc., as well as pays interest on the funds advanced by the related party to "purchase" the cattle and to pay other expenses related to the cattle. Cattle financed under these agreements totaled $1,089,028 and additional feeding costs paid to related parties totaled $841,217 for the year ended December 31, 1998.

                    In conjunction with the Company's cattle feeding joint venture with MoorMan's, Inc., Cimarron Properties, Ltd., which is owned by the Company's president, purchased cattle for the CHB program. The Company incurred feeding costs of $727,209 on these cattle during the year ended December 31, 1998.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(3)    Related party transactions (continued)

                    The Company is guarantor on a note payable to MoorMan's, Inc. of $1,000,000 for its President. The loan was taken out by the President to cover costs for feeding and purchasing cattle for the CHB program.

                    The Company has notes payable to stockholders totaling $860,000 and $500,000 at December 31, 1998 and 1997, respectively. In addition, the Company has notes payable to joint venture partners totaling $1,210,000 and $1,000,000 at December 31, 1998 and 1997,
       respectively.

(4)    Restricted cash

                    Restricted cash represents a certificate of deposit with accrued interest which secures a letter of credit of $415,000. The letter of credit is also secured by property owned by the Company's president and the guarantees of the president and a director. The letter of credit expires on May 23, 1999.

(5)    Factoring agreement

                    On April 20, 1998, the Company entered into a one-year agreement whereby it sells selected accounts receivable without recourse to KBK Financial, Inc. ("KBK"). The Company received $20,581,776 in proceeds from the transfer of its receivables during the year ended December 31, 1998. KBK maintains a reserve for delinquencies and claims. The amount held by KBK at December 31, 1998 was $262,102, which is reflected as due from factor on the balance sheet. The agreement provides for a 0.75% fixed discount on the accounts sold. These discounts totaled $154,367 during the year ended December 31, 1998 and is presented on the statement of operations as loss from sale of accounts receivable. In addition, the agreement provides for an interest charge of KBK's base rate plus two percent per annum on amounts advanced but not yet collected by KBK.

(6)    Inventories

                    Inventories at December 31, 1998 and 1997 consisted of the following:

                                              1998                1997
                                         ---------------    ----------------

                    Boxed beef           $       635,202    $        639,411
                    Packaged jerky                33,945                   -
                    Cattle                       121,454             296,149
                    Other                        128,858              53,630
                                         ---------------    ----------------
                                         $       919,459    $        989,190
                                         ===============    ================

(7)    Notes payable and long-term debt

                    Short-term notes payable consisted of the following at December 31, 1998 and 1997:

                                                                1998                1997
                                                           ---------------     ---------------
                    Revolving line of credit (A)           $       440,000     $             -
                    Notes payable to stockholder (B)               410,000                   -
                    Revolving line of credit (C)                         -           1,254,638
                    Revolving line of credit (D)                         -              15,656
                                                           ---------------     ---------------
                                                           $       850,000     $     1,270,294
                                                           ===============     ===============

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(7)    Notes payable and long-term debt (continued)

                    Long-term debt consisted of the following at December 31, 1998 and 1997:

                                                                1998                1997
                                                           ---------------     ---------------
                    IDED installment note (E)              $       458,047     $       477,647
                    MoorMan's, Inc. (F)                          1,000,000           1,000,000
                    Feeders' notes (G)                             550,000             500,000
                    Equipment notes (H)                             61,192              23,062
                    McClellan Creek Gourmet Meat (I)               210,000                   -
                                                           ---------------     ---------------
                                                                 2,279,239           2,000,709
                           Less current maturities              (1,115,424)         (1,029,015)
                                                           ---------------     ---------------
                                                           $     1,163,815     $     3,029,724
                                                           ===============     ===============

       (A) On April 20, 1998, ROF entered into an agreement with KBK to provide an asset based line of credit. The line provides borrowings up to $1,500,000 based on eligible inventory. The line of credit is collateralized by substantially all of the subsidiary's assets and personal guarantees of the Company's President and a Director. The Company is in technical noncompliance on certain financial conditions of its loan agreement with KBK, which gives KBK the right to call the loan. However, KBK has given no indication of any intention to call this obligation.

       (B) A major stockholder loaned the Company $150,000 on June 25, 1998, and an additional $260,000 on August 13, 1998. The notes are payable on demand and bear interest at nine percent. The Company granted a security interest to the stockholder in all of the common stock the Company owns in HTB.

              Aggregate annual maturities of notes payable and long-term debt are as follows:

                           1999                 $     1,115,424
                           2000                         726,994
                           2001                         422,914
                           2002                           9,061
                           2003                           4,846
                                                ---------------
                                                $     2,279,239
                                                ===============

              The carrying amounts approximate fair value for the above debt instruments since the interest rates vary based on the prime rate.

       (C) Midland's revolving line of credit matured on March 31, 1998. The revolving line, which provided for borrowings up to $2,500,000, limited by levels of collateral, bore interest at the bank's prime rate plus 1.50% and was collateralized by substantially all of the subsidiary's assets and personal guarantees of the major stockholders of the Company.

              In connection with this line of credit, Midland was required, among other things, to maintain certain financial conditions, including net worth of at least $850,000. During the period ended December 31, 1997, Midland was in technical noncompliance with certain of these requirements and the debt was callable at the bank's option.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(7)    Notes payable and long-term debt (continued)

       (D) ROF's revolving line of credit matured February 28, 1998. The revolving line, which provided for borrowings up to $1,500,000 (after amendments) limited by levels of collateral, bore interest at the bank's prime rate plus two percent and was collateralized by substantially all of the subsidiary's assets and personal guarantees of major stockholders of the Company. ROF also held a letter of credit for $415,000 issued by the bank in connection with the line of credit. The letter of credit expired January 31, 1998, and was not renewed.

              In connection with this revolving line of credit, the subsidiary was required to, among other things, maintain certain financial conditions, including working capital requirements, as well as maintain a minimum required level of combined equity and subordinated debt, and a debt to tangible net worth ratio below a specified level. During the period ended December 31, 1997, ROF was in technical noncompliance with certain of the requirements and the debt was callable at the bank's option.

       (E) Installment note payable to the Iowa Department of Economic Development; due July 2001; payable in quarterly installments of $14,602 including interest of 8.25%, with final payment in July 2001 of $409,716; subordinated to line of credit to ROF. The note is guaranteed by the Company's President.

       (F) Due October 2001; interest only payable monthly through November 1998 at 1.75% above a published prime rate (8.50% at December 31, 1998), at which time the interest rate changed retroactively to 1.00% above same published rate and will continue to be paid monthly until maturity. Principal is to be paid in 36 equal monthly installments commencing November 1998. In connection with this note, the Company is required, among other things, to purchase cattle from feedlots which have fed the lender's products to such cattle for a minimum of 100 days unless specific exemption is received; subordinated to line of credit to ROF. The note is guaranteed by two major shareholders of the Company. As of December 31, 1998, the note is in default and is classified as current.

              In connection with this note payable, the Company was required, among other things, to remain in compliance with the covenants set forth in the installment note agreement discussed at (D) above, in which the feed supplier was a participating lender. As discussed at (D), ROF was in technical noncompliance with the bank loan agreements for December 31, 1997, and thus this entire loan was classified as current in the accompanying financial statements.

       (G) On December 31, 1997, Feeders received $500,000 of proceeds from the issuance of three loans payable to stockholders for financing the feeding of CHB cattle. The loans are due on December 31, 2000, and bear interest at the rate of ten percent paid annually. On January 14, 1998, Feeders received an additional $100,000 from a fourth loan with the same terms. An early payment of $50,000 was made on one of the loans in 1998.

       (H) Three installment notes due in monthly payments totaling $1,389 in 1998 and $910 in 1997. The interest rate varies between 8.00% and 8.95%. The notes are secured by vehicles. In addition, the Company entered into a lease agreement to obtain computer equipment on March 26, 1998. This agreement is classified as a capital lease. The lease is payable $836 per month through June 1, 2003.

       (I) On July 1, 1998, an agreement was entered into by the Company, McClellan and MFJ. McClellan agreed to transfer and assign to MFJ all its rights to its natural style beef jerky. In partial consideration for such conveyance, MFJ agreed to pay $250,000 to McClellan as follows: $10,000 upon execution of the agreement, four $10,000 monthly installments beginning August 1998, $12,500 on December 1, 1998, $50,000 on December 31, 1999, and $137,500 on
              December 31, 2000.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(8)    Financial instruments and hedging activities

                    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined commodity price risks. Specifically, the Company uses futures and option contracts to reduce price volatility of fed cattle. These contracts permit settlement by delivery of commodities. At December 31, 1998, the Company's hedging activities had contracts maturing through August 1999 covering cattle totaling 1,400,000 pounds. The Company had outstanding cattle purchase contracts for fed cattle totaling approximately 1,145,000 pounds.

                    Since these contracts qualify as hedges and correlate to price movements of inventory and cattle contracts, any gains or losses resulting from market changes will be offset by losses or gains on the Company's hedged inventory purchase contracts. Total unrealized gains for the Company's cattle hedging activities were approximately $35,600 at December 31, 1998.

(9)    Income taxes

                    The accompanying consolidated financial statements contain no provision for income taxes due to net operating losses. The effective tax rate differs from the U.S. statutory federal income tax rate of 34 percent due to the fact that tax benefits have been offset by the valuation allowance described below due to the uncertainty of the Company's ability to utilize them in future periods.

                    The tax effects of temporary differences related to deferred taxes were:

                                                                     1998
                                                                 -------------
            Deferred tax assets
                       Net operating loss carry forwards         $   4,452,000
                       Valuation allowance                          (4,452,000)
                                                                 -------------

                            Net deferred tax assets              $           -
                                                                 =============

                    As of December 31, 1998, the Company had approximately $10,600,000 of unused operating loss carryforwards which expire by December 31, 2018.

(10)   Commitments and contingencies

                    Noncancellable operating leases - The Company leases certain office equipment and property under noncancellable operating leases expiring in various years. Future minimum lease payments at December 31, 1998, are as follows:

               1999                                  $        120,829
               2000                                           116,224
               2001                                           110,224
               2002                                            39,985
               2003                                            39,600
                                                     ----------------
                 Future minimum lease payments       $        426,862
                                                     ================

                    Total rent expense related to these leases was $66,494, $107,486 and $63,872 for 1998, 1997 and 1996, respectively.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(10)   Commitments and contingencies (continued)

                    Exclusive license and royalty agreement - The Company originally entered into an agreement on September 6, 1994, with the AHA for the exclusive license and right to process, distribute and sell CHB under the CHB trademark. This original agreement was replaced by an agreement dated March 14, 1997. The AHA works in conjunction with the Company, providing marketing assistance, as well as pricing and promotional strategies to the Company's major customers. The agreement expires December 31, 1999, and automatically renews for a three-year period beginning January 1 of each calendar year commencing on January 1, 2000, unless the Company fails to meet certain criteria of the agreement. The agreement requires the Company to maintain certain cattle processing standards and process a certain number of CHB cattle. In addition, the agreement requires the Company to pay the AHA a minimum royalty fee calculated for CHB cattle processed of $500,000, $725,000 and $850,000 for the years ended December 31, 1997, 1998, and 1999, respectively. The Company incurred approximately $213,000 for royalty fees to the AHA in 1996 and $500,000 in 1997. The Company paid $299,418 in royalty fees to AHA and accrued an additional $224,195 in 1998. As of December 31, 1998, the Company was in the process of renegotiating the terms of the agreement.

                    Major customers and supplier - During 1998, pursuant to its slaughter and fabrication agreement, the Company's meat packer purchased cattle and other products representing 12 percent of total revenues. In addition, one feeder supplied cattle totaling ten percent of cost of goods sold. During 1996, ROF had sales to a customer accounting for approximately 46 percent of ROF's revenues and 5 percent of revenues for 1997. For the years ended 1997 and 1996, the accounts receivable balance for this customer was $0 and $635,890, respectively. During 1997, the customer ceased its purchasing from ROF.

                    Legal proceedings - To the knowledge of management, there is no material litigation pending or threatened against the Company or its management.

                    Purchase contracts - In order to ensure a steady supply of CHB and to keep the cost of products stable, the Company has entered into contracts with producers for the purchase of cattle. Under these contracts, the Company is committed at December 31, 1998, to purchase cattle at an estimated cost of $1,335,000 in 1999.

(11)   Stockholders' equity

                    Potential issuance of additional preferred stock - The Company is authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval.

                    On September 29, 1998, the Company's board of directors approved a private placement offering of 800,000 shares of Series B 4% percent cumulative convertible preferred stock at $5.00 per share. On November 5, 1998, the offering was amended to increase the number of shares offered to 1,200,000 and to include one common stock warrant with each share of preferred stock sold. In addition, the offering time was extended to February 22, 1999.

                    Issuance of common stock - During 1997, the Company completed a private placement offering and issued 1,500,000 units, each unit comprising one common share and one common stock purchase warrant, for $3.00 per unit. The common stock purchase warrants are callable at $0.001 per share on 30 days' notice and grant the holder the right to purchase common stock at $5.00 per share. The Company raised $4,500,000 through this offering before deducting offering expenses of $421,685.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(11)   Stockholders' equity (continued)

                    On January 14, 1998, the Company began a private placement offering to issue up to 840,000 units, each unit comprising one common share and one common stock purchase warrant, for $4.00 per unit. The common stock purchase warrants are callable at $.10 per share upon 60 days' notice and grant the holder the right to purchase common stock at $6.00 per share. The private placement offering was closed on September 14, 1998. The Company raised $1,328,500 through the sale of 332,125 units before deducting offering expenses of $153,585.

                    In 1998, the Company's Board of Directors resolved that each Director shall receive 1,000 shares of common stock for each meeting attended during the year as consideration for participation in each board meeting. As of December 31, 1998, the Company had granted 32,000 shares and recognized a total of $87,708 in director compensation expense for all board meetings held to date.

                    On September 30, 1998, the Company's Board of Directors granted 150,000 shares of common stock to three Directors in recognition of the outstanding service provided by each individual. As a result of the grant of common stock, the Company recognized $257,892 of compensation expense. Also, on September 30, 1998, the Company granted 50,000 shares of common stock for consulting services to Andrew Glashow and Empire Management Ltd. As a result of this grant, the Company recorded an expense totaling $86,000.

                    Issuance of preferred stock - As part of the Company's acquisition of Midland, the Company authorized issuance of 200,000 shares of 1997 Series A nonvoting preferred stock pursuant to an agreement with the former stockholders of Midland. The rights and preferences of the preferred stock include a liquidation preference of $5.00 per share, plus an amount equal to any accrued and unpaid dividends at a rate of $0.042 per share per month, plus ten percent interest to the payment date, before any payment or distribution is made to the holders of common stock. At December 31, 1998 and 1997, cumulative dividends in arrears plus interest aggregate $164,649 ($0.01 per share) and $17,010 ($0.00 per share), respectively.

                    The Company has the right to redeem the Series A preferred stock at any time for $5.00 per share plus accrued dividends or by conversion into shares of common stock with a market price on the date of conversion equal to $5.00 per share of preferred stock plus accrued dividends.

                    Outstanding stock options - In connection with the acquisition of ROF, the Company has granted options to purchase 3,000,000 shares of stock between March 17, 1997 and March 17, 2002. To date, none of these options have been exercised. The shares are exercisable as follows:

                               Shares                Price per Share
                           ----------------       ----------------------

                              1,000,000                  $ 8.00
                              1,000,000                  $10.00
                              1,000,000                  $12.00

                    In 1997, the Company's board authorized issuance of options to purchase up to 5,000 shares at $6.75 per share to each director (for a total of 35,000 options) in exchange for service on the board. In 1998, the Board also granted all outside Directors stock options for the purchase of 5,000 shares of common stock exercisable at $4.75 per share. The right to exercise the options shall vest upon completion of each outside Director's one-year term and shall be exercisable for a period of five years. Through December 31, 1998, the Company granted 30,000 options to directors.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(11)   Stockholders' equity (continued)

                    Outstanding warrants - The Company had the following classes of warrants outstanding at December 31, 1998:

                     Class                   Shares            Price per Share
           -------------------------    ----------------     -------------------

                       A                      960,000               $4.00
                       B                      960,000               $4.50
                       C                      960,000               $5.00
           1997 private placement           1,500,000               $5.00
           1998 private placement             332,125               $6.00

                    Class A, B and C are not exercisable until a registration statement is filed with the Securities and Exchange Commission and is in effect for the shares underlying the warrants. The warrants may be exercised for a period of two years after the date of the registration statements.

                    Stock option plans - The Company's predecessor, Wild Wings, Inc., had allocated and issued options for 400,000 shares of the Company's common stock, exercisable at $3.00 per share, pursuant to the 1995 Stock Option Plan. These options were exercised in 1997.

                    In 1997, the Company adopted the 1997 Stock Option Plan and allocated 1,000,000 shares of common stock to the Plan. At December 31, 1998, options to purchase 548,000 shares of common stock of the Company, exercisable at $4.75 to $5.00 per share, were outstanding under this plan. The options may be exercised at the rate of 20 percent per year; however, as of December 31, 1998, none of the options have been exercised.

                    In 1997, as part of an employment agreement, the Company issued options to purchase 75,000 shares of common stock, exercisable immediately, at $6.50 per share. These options expire in 2007. As of December 31, 1998, none of the options have been exercised.

                    On May 8, 1998, the Company adopted the 1998 Stock Option Plan and allocated 1,000,000 shares of Company stock to the plan. At December 31, 1998, options to purchase 670,000 shares of the Company's common stock, exercisable at $1.75 to $4.75 per share, were outstanding under this plan. The options may be exercised at the rate of 20 percent per year; however, as of December 31, 1998, none of the options had been exercised.

                    On July 1, 1998, as part of its agreement with McClellan, the Company granted options to purchase 10,000 shares of the Company's common stock to James Davis, president of McClellan. The options are exercisable for five years from the date of grant at $2.50 per share. As of December 31, 1998, none of these options have been exercised.

                    The Company accounts for stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                 1998             1997
                                             -------------    -------------

        Net Loss    As Reported              $ (6,576,492)    $  (4,498,146)
                           Pro Forma         $ (6,869,862)    $  (4,691,472)

        Loss Per    As Reported              $      (0.46)    $       (0.33)
          Share            Pro Forma         $      (0.47)    $       (0.35)

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(11)   Stockholders' equity (continued)

                    A summary of the status of the Company's stock option plans at December 31, 1998 and 1997, and changes during the years then ended is presented below:

                                                                                   Weighted Average
                                                                               -------------------------
                                                                 Exercise       Price per    Remaining
                                                  Shares          Price           Share    Life - Years
                                               ------------   --------------   ----------  -------------
       Outstanding, December 31, 1996               400,000   $        3.00
              Granted                               976,500   $  4.25-$6.50    $   4.85        5-10
              Forfeited                            (218,500)  $        5.00    $   5.00
              Exercised                            (400,000)  $        3.00
                                               ------------

       Outstanding, December 31, 1997               758,000   $        4.85
              Granted                               750,000   $  1.75-$4.75    $   2.41        5-10
              Forfeited                            (205,000)  $  4.75-$5.00    $   5.00
                                               ------------

       Outstanding, December 31, 1998             1,303,000
                                               ============

                    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the years ended December 31, 1998 and 1997, respectively: risk-free interest rates of 5.60% and 6.39%; expected dividend yields of 0.00% in both years; expected volatility of 88 percent and 62 percent; and expected option life of five years. At December 31, 1998 and 1997, 408,200 and 211,600 of the
       outstanding options were exercisable, respectively.

                    As of December 31, 1998, a total of 2,000,000 shares of common stock has been reserved for outstanding stock options granted under the 1997 and 1998 Stock Option Plans.

(12)   Losses from cattle feeding joint venture

                    Losses from cattle feeding joint ventures for the year ended December 31, 1998, consisted of a $659,038 loss from Quality, the Company partnership with MoorMan's, Inc., and an additional $727,209 loss incurred in feeding cattle which was purchased for sale to Quality.

(13)   Supplemental cash flows information

                                           1998           1997           1996
                                        ----------     -----------    ----------

Cash paid during the year for interest  $  361,204     $   364,611    $  358,881


                    Noncash transactions - During the year ended December 31, 1998, the Company financed the acquisition of computer equipment with a $39,897 capital lease and the acquisition of a vehicle with a $15,018 note.
                                      -21-

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(14)   Reportable segments

                    The Company has three reportable segments, boxed beef, cattle trading, and cattle feeding. The boxed beef segment produces and sells branded fresh beef to retail and food service markets. The cattle trading segment buys and sells feeder cattle in wholesale markets. The cattle feeding segment feeds certified Hereford cattle to insure a consistent supply of CHB.

                    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market rates. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different management and marketing strategies.

                    Reportable segment profit or loss and segment assets and liabilities for the year ended December 31, 1998, were as follows:

                                        Boxed        Cattle        Cattle         All
                                        Beef        Trading       Feeding        Others         Totals
                                    ------------  ------------  ------------  ------------   -------------
Revenues from external customers    $ 36,545,948  $ 32,215,812  $          -  $          -    $ 68,761,760
Intersegment revenues                     41,750       400,334             -             -         442,084
Interest revenue                           9,026             -        (1,850)        2,219           9,395
Interest expense                         307,403        50,502        58,045        16,321         432,271
Equity in net loss of joint venture            -             -      (659,038)            -        (659,038)
Depreciation and amortization             87,161        28,061         1,281        13,957         130,460
Segment loss                          (2,871,808)     (247,678)   (2,290,887)   (1,166,069)     (6,576,442)
Other significant noncash items
       Fees paid with common stock             -             -             -       471,592         471,592
       Loss from partnership                   -             -      (659,038)            -        (659,038)
Segment assets                         1,879,402     2,217,884       145,939     2,799,003       7,042,228
Expenditures for assets                   99,904             -             -             -          99,904

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(14)   Reportable segments (continued)

                    Reconciliation of segment revenues, profit or loss, and assets for the year ended December 31, 1998, were as follows:

Revenues
       Total revenues for reportable segments                           $   69,203,844
       Other revenues                                                                -
       Elimination of intersegment revenues                                   (442,084)
                                                                        --------------
              Total consolidated revenue                                $   68,761,760
                                                                        ==============

Profit or loss
       Total profit or loss for reportable segments                     $   (5,410,373)
       Other profit or loss                                                 (1,166,069)
                                                                        --------------
                    Income before income taxes and extraordinary items  $   (6,576,442)
                                                                        ==============

Assets
       Total assets for reportable segments                             $    4,243,225
       Other assets                                                          2,799,003
       Elimination of intersegment receivables                              (4,071,526)
       Other unallocated amounts                                                     -
                                                                        --------------
              Consolidated total                                        $    2,970,702
                                                                        ==============


                                                  Segment                      Consolidated
                                                  Totals       Adjustments        Totals
                                               -------------  -------------  ----------------

Interest revenue                               $       7,176  $       2,219  $          9,395
Interest expense                                     415,950         16,321           432,271
Expenditures for assets                               99,904              -            99,904
Depreciation and amortization                        116,503         13,957           130,460

       Adjustments consist of revenues and expenses of the parent company.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(14)   Reportable segments (continued)

                    Reportable segment profit or loss and segment assets and liabilities for the year ended December 31, 1997, were as follows:

                                        Boxed        Cattle        Cattle         All
                                        Beef        Trading       Feeding        Others         Totals
                                    ------------  ------------  ------------  ------------   -------------
Revenues from external customers    $ 31,984,251  $ 73,341,442  $          -  $          -    $105,325,693
Intersegment revenues                          -       358,796             -             -         358,796
Interest revenue                          18,245        24,436             -        20,381          63,062
Interest expense                         171,447       171,957             -             -         343,404
Depreciation and amortization             55,106        26,484             -        11,974          93,564
Segment profit (loss)                 (3,638,685)      414,325      (475,757)     (798,029)     (4,498,146)
Equity in net loss of joint venture            -             -             -             -               -
Other significant noncash items
       Fees paid with common stock             -             -             -             -               -
       Loss from partnership                   -             -             -             -               -
Segment assets                         2,267,945     3,672,373       608,253     1,390,415       7,938,986
Expenditures for assets                   42,414        32,518       506,403             -         581,335

                Reconciliation of segment revenues, profit or loss, and assets for the year ended December 31, 1997, were as follows:

Revenues
       Total revenues for reportable segments                           $  105,684,489
       Other revenues                                                                -
       Elimination of intersegment revenues                                   (358,796)
                                                                        --------------
              Total consolidated revenues                               $  105,325,693
                                                                        ==============

Profit or loss
       Total profit or loss for reportable segments                     $   (3,700,117)
       Other profit or loss                                                   (798,029)
                                                                        --------------
                    Income before income taxes and extraordinary items  $   (4,498,146)
                                                                        ==============

Assets
       Total assets for reportable segments                             $    6,548,571
       Other assets                                                          1,390,415
       Elimination of intersegment receivables                              (1,963,302)
       Other unallocated amounts                                                     -
                                                                        --------------
              Consolidated total                                        $    5,975,684
                                                                        ==============

                                      -24-

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(14)   Reportable segments (continued)

                                    Segment                      Consolidated
                                    Totals       Adjustments        Totals
                                 -------------  -------------  ----------------

Interest revenue                 $      44,531  $      18,531  $         63,062
Interest expense                       343,404              -           343,404
Expenditures for assets                581,335              -           581,335
Depreciation and amortization           81,590         11,974            93,564


                    Adjustments consist of revenues and expenses of the parent company.

                    Reportable segment profit or loss and segment assets and liabilities for the year ended December 31, 1996, were as follows:

                                        Boxed        Cattle        Cattle         All
                                        Beef        Trading       Feeding        Others         Totals
                                    ------------  ------------  ------------  ------------   -------------
Revenues from external customers    $ 60,366,258  $ 63,054,463  $          -  $          -   $ 123,420,721
Intersegment revenues                          -     2,024,217             -             -       2,024,217
Interest revenue                               -             -             -             -               -
Interest expense                         194,145       164,736             -             -         358,881
Depreciation and amortization             56,857        21,321             -             -          78,178
Segment profit (loss)                 (2,834,858)      997,233    (1,070,302)            -      (2,907,927)
Equity in net loss of joint venture            -             -             -             -               -
Segment assets                         3,397,471     3,685,545             -             -       7,083,016
Expenditures for assets                   92,339             -             -             -          92,339

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997 and 1996

(14)   Reportable segments (continued)

                    Reconciliation of segment revenues, profit or loss, and assets for the year ended December 31, 1996, were as follows:

Revenues
       Total revenues for reportable segments                           $  125,444,938
       Other revenues
       Elimination of intersegment revenues                                 (2,024,217)
                                                                        --------------
              Total consolidated revenues                               $  123,420,721
                                                                        ==============

Profit or loss
       Total profit or loss for reportable segments                     $   (2,907,927)
       Other profit or loss                                                          -
              Other corporate expense                                                -
                                                                        --------------
                    Income before income taxes and extraordinary items  $   (2,907,927)
                                                                        ==============

Assets
       Total assets for reportable segments                             $    7,083,016
       Other assets                                                                  -
       Elimination of intersegment receivables                              (1,094,127)
       Other unallocated amounts                                                     -
                                                                        --------------
              Consolidated total                                        $    5,988,889
                                                                        ==============

                                                  Segment                      Consolidated
                                                  Totals       Adjustments        Totals
                                               -------------  -------------  ----------------

Interest revenue                               $           -  $           -  $              -
Interest expense                                     358,881              -           358,881
Expenditures for assets                               92,339              -            92,339
Depreciation and amortization                         78,178              -            78,178

(15)   Subsequent events

                    On January 1, 1999, the Company, McClellan, and MFJ amended their agreement so as to issue the Company an additional 20 percent interest in MFJ in exchange for the Company's contribution of a promotional agreement. The amendment provides for a reversion to the previous ownership percentages of MFJ, if the promotional agreement is terminated under certain circumstances. In addition, the amended agreement grants James Davis, the president of McClellan, an option to purchase 60,000 shares of the Company's common stock at $2.50 per share and an option to purchase 40,000 shares of the Company's common stock at $4.00 per share.

                    Also on January 1, 1999, ROF terminated its existing agreement with AHA and entered into a new agreement. As part of the termination agreement, ROF agreed to pay $24,195 of accrued royalty fees and an additional $200,000 payable in four quarterly installments of $50,000 beginning March 31, 1999. The additional $200,000 was accrued and charged to operations for the year ended December 31, 1998. The new nonexclusive license agreement provides for a per head fee for each head of cattle processed as CHB. Pursuant to the license agreement, ROF may use the AHA trademark and program information.

                    On March 1, 1999, the Company renewed its corporate office leases for an additional year with monthly rent payments totaling $4,000.

                    On February 22, 1999, the Company extended its offering of Series B 4% convertible preferred stock until April 23, 1999.

                              EXHIBIT INDEX


Exhibit No.                         Description                 Index No.

     21.0                  Subsidiaries of Registrant              1

     27.0                  Financial Data Schedule                 2