Form 10-Q
period 1999-03-31
RED OAK HEREFORD FARMS INC
filed 1999-05-25
CIK 939728

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999.

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period ____________________ to __________________.

Commission File Number 33-89714

                               ------------------

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

                                 (712) 623-9224
                         (Registrant's telephone number)

                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __|X|_ No ____

The number of shares outstanding of the Registrant's common stock as of May 15, 1999, was as follows:

          Common Stock, $.001 par value:           15,009,665 shares

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


Financial Statements Contents

   Condensed Consolidated Balance Sheets, as of March 31, 1999 and
        December 31, 1998                                                   3-4

   Condensed Consolidated Statements of Operations, for three months
        ended March 31, 1999 and 1998                                         5

   Condensed Consolidated Statements of Cash Flows, for three months
        ended March 31, 1999 and 1998                                         6

   Notes to Condensed Consolidated Financial Statements                    7-10

                   RED OAK HEREFORD FARMS, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS

            As of March 31, 1999 and December 31, 1998

                                                                         (Unaudited)
                                                                           March 31,              December 31,
                                                                             1999                     1998
                                                                        ------------              -----------
CURRENT ASSETS
   Cash                                                                  $    16,605              $    16,079
   Restricted cash                                                           210,391                  208,742
   Accounts receivable
      Trade, less allowance for doubtful accounts of $10,000               1,647,410                  765,262
      Related parties                                                          7,712                   13,379
      Receivable due from factor                                             321,982                  262,102
   Inventories                                                             2,189,700                  919,459
   Prepaid expenses and other assets                                         183,386                  106,668
                                                                        ------------              -----------
         TOTAL CURRENT ASSETS                                              4,577,186                2,291,691

PROPERTY, PLANT AND EQUIPMENT, at cost
   Buildings & leasehold improvements                                        294,974                  294,974
   Vehicles and equipment                                                    340,285                  335,383
                                                                        ------------              -----------
                                                                             635,259                  630,357
   Less: accumulated depreciation                                           (300,011)                (286,787)
                                                                        ------------              -----------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                                 335,248                  343,570
                                                                        ------------              -----------

OTHER ASSETS
   Investment in partnership                                                  28,460                   40,961
   Other assets                                                              270,971                  294,480
                                                                        ------------              -----------
         TOTAL OTHER ASSETS                                                  299,431                  335,441
                                                                        ------------              -----------

         TOTAL ASSETS                                                    $ 5,211,865              $ 2,970,702
                                                                        ============              ===========


   The accompanying notes are an integral part of these financial statements.

                   RED OAK HEREFORD FARMS, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS

            As Of March 31, 1999 and December 31, 1998


                                                                              (Unaudited)
                                                                                March 31,               December 31,
                                                                                  1999                      1998
                                                                             ------------              ------------
CURRENT LIABILITIES
   Notes payable                                                             $  1,310,000              $    850,000
   Current maturities of long-term debt                                         1,116,724                 1,115,424
   Accounts payable
      Trade                                                                     3,235,187                   483,626
      Related parties                                                           2,012,600                 1,747,358
   Accrued expenses                                                               452,531                   641,334
   Current maturities of deferred income                                          100,000                   100,000
                                                                             ------------              ------------
         TOTAL CURRENT LIABILITIES                                              8,227,042                 4,937,742
                                                                             ------------              ------------

LONG-TERM LIABILITIES
   Deferred income                                                                200,000                   200,000
   Long-term debt, less current maturities                                      1,135,503                 1,163,815
                                                                             ------------              ------------
         TOTAL LONG-TERM LIABILITIES                                            1,335,503                 1,363,815
                                                                             ------------              ------------

         TOTAL LIABILITIES                                                      9,562,545                 6,301,557

MINORITY INTERESTS IN SUBSIDIARIES                                               (123,331)                 (103,822)
                                                                             ------------              ------------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value per share, authorized 50,000,000 shares;
      issued and outstanding 15,003,415 shares                                     15,003                    15,003
   Preferred stock, $.001 par value per share, authorized
      5,000,000 shares; 1997 Series A preferred stock; issued and
      outstanding 200,000 shares                                                      200                       200
   Additional paid-in capital                                                   7,384,358                 7,384,359
   Retained deficit                                                           (11,626,910)              (10,626,595)
                                                                             ------------              ------------
         TOTAL STOCKHOLDERS' EQUITY                                            (4,227,349)               (3,227,033)
                                                                             ------------              ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  5,211,865              $  2,970,702
                                                                             ============              ============



   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended March 31, 1999 and 1998

                                   (Unaudited)

                                                                           1999                     1998
                                                                     ------------              ------------
NET SALES
    Boxed beef                                                       $ 11,657,326              $  6,408,514
    Cattle trading sales to non-related parties                         5,356,692                 7,096,391
    Cattle trading sales to related parties                             1,071,713                 2,021,596
                                                                     ------------              ------------
                                                                       18,085,731                15,526,501
                                                                     ------------              ------------
COST OF GOODS SOLD
    Cattle purchased for processing from non-related parties            6,385,666                 3,641,252
    Cattle purchased for processing from related parties                4,817,846                 2,274,165
    Cattle purchased for trading from non-related parties               6,041,681                 7,877,266
    Cattle purchased for trading from related parties                      53,944                 1,297,699
    Other processing costs                                                378,532                   371,775
    Other trading costs                                                    44,384                    46,663
                                                                     ------------              ------------
                                                                       17,722,053                15,508,820
                                                                     ------------              ------------

GROSS PROFIT                                                              363,678                    17,681
                                                                     ------------              ------------
OPERATING EXPENSES
    Selling and distribution                                              654,883                   804,383
    General and administrative                                            523,437                   575,602
                                                                     ------------              ------------
                                                                        1,178,320                 1,379,985
                                                                     ------------              ------------

LOSS FROM OPERATIONS                                                     (814,642)               (1,362,304)
                                                                     ------------              ------------
OTHER INCOME (EXPENSE)
    Interest income                                                         1,659                       604
    Interest expense                                                     (137,836)                 (109,365)
    Loss on sale of accounts receivable                                   (56,504)                     --
    Losses from cattle feeding joint venture                              (12,502)                  (46,351)
                                                                     ------------              ------------
                                                                         (205,183)                 (155,112)
                                                                     ------------              ------------

LOSS BEFORE MINORITY INTERESTS                                         (1,019,825)               (1,517,416)

MINORITY INTERESTS                                                         19,509                      --
                                                                     ------------              ------------

NET LOSS                                                               (1,000,316)               (1,517,416)

PREFERRED STOCK DIVIDEND REQUIREMENT                                     (224,921)                  (43,050)
                                                                     ------------              ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                           $ (1,225,237)             $ (1,560,466)
                                                                     ============              ============
BASIC AND DILUTED LOSS PER SHARE                                     $      (0.08)             $      (0.11)
                                                                     ============              ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                    15,003,415                14,433,469
                                                                     ============              ============

   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 1999 and 1998

                                   (Unaudited)

                                                                       1999                    1998
                                                                 ------------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                      $(1,000,316)             $(1,517,416)
    Items not requiring (providing) cash:
        Depreciation and amortization                                  40,432                   18,189
        Loss from partnership                                          12,502                   46,351
        Minority interest in loss of susbsidiary                      (19,509)
    Changes in:
        Accounts receivable                                          (936,361)                 102,333
        Inventories                                                (1,270,241)              (1,322,371)
        Prepaid expenses                                              (76,718)                 (21,112)
        Accounts payable and accrued expenses                       2,828,000                1,591,121
                                                                 ------------              -----------
            NET CASH USED IN OPERATING ACTIVITIES                    (422,211)              (1,102,905)
                                                                 ------------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                 (4,903)                 (47,758)
    Investment in Quality Feeders                                        --                   (200,000)
    Restricted cash                                                    (1,649)                    --
    Change in other assets                                             (3,699)                   2,589
                                                                 ------------              -----------
            NET CASH USED IN INVESTING ACTIVITIES                     (10,251)                (245,169)
                                                                 ------------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                           --                    886,547
    Net borrowings (payments) on line of credit                       460,000                   94,453
    Proceeds from issuance of note payable                               --                    361,344
    Payments on long-term debt                                        (27,012)                  (7,263)
                                                                 ------------              -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                 432,988                1,335,081
                                                                 ------------              -----------

INCREASE IN CASH                                                          526                  (12,993)

CASH, BEGINNING OF PERIOD                                              16,079                   12,993
                                                                 ------------              -----------

CASH, END OF PERIOD                                               $    16,605              $      --
                                                                 ============              ===========


   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

(1)      Nature of Operations and Principles of Consolidation

         The condensed consolidated financial statements do not include all footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year-ended December 31, 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of results that can be expected for the full year.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at March 31, 1999 and 1998. The results of operations for the interim period shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Red Oak Farms, Inc. ("ROF"), Midland Cattle Company ("Midland"), Red Oak Feeders, LLC ("Feeders"), and its 80% owned subsidiaries, My Favorite Jerky ("MFJ") and Here's The Beef Corp. ("HTB"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)      Going Concern

         The accompanying condensed consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and negative cash flows from operations since its inception due to its start-up nature in establishing a premium branded Hereford beef product. The Company has not yet been successful in establishing profitable operations and is in technical noncompliance with certain loan agreements. These factors raise substantial doubt about the ability of the Company to continue as a going concern.


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

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

(3) Related Party Transactions

         The Company sells cattle to certain companies which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and ROF utilize trucking companies that are owned by members of the Company's management or Board of Directors.

         The activity between the Company and these related parties at and for the quarters ended March 31, 1999 and 1998 are as follows:

                                            March 31,            December 31,              March 31,
                                               1999                  1998                    1998
                                         -----------------    -------------------     --------------------
         Sales                                $ 1,071,713                                     $ 2,021,596
         Purchases                              4,871,790                                       3,571,864
         Accounts receivable                        7,712              $  13,379
         Accounts payable                       2,012,600              1,747,358

         Cattle financed by a member of the Company's management and a Director for the Company under a financing agreement totaled $308,296 and $1,137,969 for the quarters ended March 31, 1999 and 1998, respectively.

         The Company has notes payable to stockholders totaling $760,000 and $860,000 at March 31, 1999 and December 31, 1998, respectively. In addition, the Company has notes payable to joint venture partners totaling $1,193,500 and $1,210,000 at March 31, 1999 and December 31, 1998, respectively.

(4)      Factoring Agreement

         The Company continues to sell selected accounts receivable without recourse to KBK Financial, Inc. ("KBK"). The Company received $7,533,832 in proceeds from the transfer of its receivables during the quarter ended March 31, 1999. The reserve for delinquencies and claims held by KBK at March 31, 1999 was $321,982. The Company has paid $56,504 during the quarter ended March 31, 1999 for fixed discounts on sold accounts.

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

(5)      Inventories

          Inventories at March 31, 1999 and 1998 consisted of the following:

                                      March 31,            December 31,
                                        1999                  1998
                                    -----------            ----------
          Boxed beef                $ 1,295,457            $  635,202
          Packaged jerky                269,453                33,945
          Cattle                        450,415               121,454
          Other                         174,375               128,858
                                    -----------            ----------
                                    $ 2,189,700            $  919,459
                                    ===========            ==========

(6)      Stockholders' Equity

         Potential issuance of additional preferred stock - The proposed private placement offering will likely have a dilutive effect to common shareholders.

(7)      Reportable Segments

         Reportable segment profit or loss for the quarter ended March 31, 1999, was as follows:

                                 Boxed             Cattle              Cattle               All
                                  Beef             Trading             Feeding            Others             Totals
                             --------------    ---------------    ----------------    --------------     --------------

Revenues from external         $11,656,766         $6,458,275       $          -        $   11,055        $ 18,126,096
customers
Intersegment revenues               10,495             29,870                                                   40,365
Segment profit (loss)             (833,997)            35,796            (42,959)         (158,360)           (999,520)


                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

(7)      Reportable Segments (Continued)

         Reconciliation of segment profit or loss for the quarter ended March 31, 1999, was as follows:

              Profit or loss
                   Total profit or loss for reportable segments               $ (841,160)
                   Other profit or loss                                         (158,360)
                                                                              -----------
              Income or loss before income taxes and extraordinary items      $ (999,520)
                                                                              ===========

         Reportable segment profit or loss for the quarter ended March 31, 1998, was as follows:

                                 Boxed             Cattle            Cattle            All
                                 Beef              Trading           Feeding          Others            Totals
                             --------------     --------------     ------------    -------------    ---------------
Revenues from external         $ 6,408,514        $ 9,117,987      $        -      $         -         $15,526,501
customers
Intersegment revenues                                 231,935                                              231,935
Segment loss                      (931,417)          (126,299)        (265,854)        (193,846)        (1,517,416)

         Reconciliation of segment profit or loss for the quarter ended March 31, 1998, was as follows:

                Profit or loss
                     Total profit or loss for reportable segments             $ (1,323,570)
                     Other profit or loss                                         (193,846)
                                                                              -------------
                Income or loss before income taxes and extraordinary items    $ (1,517,416)
                                                                              =============

(8)      Subsequent Event

         On May 10, 1999, ROF received notification that the inventory line of credit provided by KBK Financial, Inc. was not renewed. The revolving credit promissory note provided borrowings up to $1,500,000 based on eligible inventory and expired on April 19, 1999. The lender has agreed to renew the promissory note and the inventory line of credit will be available to the Company through July 15, 1999. ROF is currently in the process of negotiating new financing agreements with other potential lenders. On March 31, 1999, the outstanding balance was $900,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

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

Current Quarter Developments
----------------------------

         The Company was once again chosen over a large field of competitors to receive the American Tasting Institute's 1999 "Best Restaurant" and "Best Supermarket Beef in America" and its My Favorite Jerky received the group's 1999 "Best Tasting Jerky in America". This recognition has helped the Company grow its retail supermarket base to over 130 stores in the first quarter of 1999 from 54 stores in the first quarter of 1998. Included in this retail supermarket growth are Hen House Stores of Kansas City and Coborn's and Cashwise of Minnesota which have successfully promoted Red Oak Farms' Certified Hereford Beef.

Liquidity and Capital Resources
-------------------------------

         As of March 31, 1999 and December 31, 1998, the Company had consolidated cash and cash equivalents balance of $16,605 and $16,079, respectively.

                      Liquidity and Capital Resources Data:
                   As of March 31, 1999 and December 31, 1998
                                 (in thousands)

                                                         1999                  % chg                   1998
                                                   ---------------         -------------         ---------------
   Working Capital (Deficit)                            $  (3,650)                 27.5%               $ (2,646)
   Increase in Cash                                             1                     -                       3

   Cash Beginning of Period                                    16                 18.8%                      13
   Cash End of Period                                          17                  6.3%                      16
   Stock and Additional Paid-In Capital                 $   4,227                 23.7%               $   3,227

         The Company must have additional funds to meet operational requirements on an ongoing basis. Management has plans, including completion of a private placement and continuing issuance of debt to affiliated parties, to provide this cash until positive cash flows can be achieved. Management believes that with funds, the Company can move into profitability through several planned steps.

         o Continue to implement pricing changes in both branded and commodity beef.

         o Continue to reduce the percentage of its product sold into the commodity beef trade.

         o Continue to monitor the gross margins, which continued to improve during the first quarter of 1999.

         o Secure the customers presently identified necessary to increase volume to a profitable level.

         o Continue to bring on higher margin products, such as beef jerky, to increase the overall gross margins.

         The Company's sources of cash include issuance of Common and Preferred Stock, sales of accounts receivable, borrowings on asset based lines of credit, and equipment leases. The Company continues its investment in premium branded beef product development and other quality synergistic products. The Company requires additional resources to move to the next stage of development. Funding will be critical to the continuing operations of the Company, and management is engaged in discussions with sources of capital, as well as, conducting a private placement offering.

         Cash Flows from Operating Activities. The Company's cash flows from operating activities required cash of $422,211 for the three months ended March 31, 1999. Operating losses resulted primarily from the following three activities:

         o Pricing concessions were used in new retail supermarket customer recruitment including discounts to full branded price and provision of feature items. Inventory adequate to supply existing and new customers was essential as the Company attempted to raise its customer base and product demand to levels which would cover overhead and generate profit.

         o Although significant improvement in the percentage of branded versus commodity sales was achieved during the first quarter, substantial losses were generated by commodity sales of product produced by cattle harvested to fulfill customer demand for various cuts.

         o Finally, losses were incurred in a realignment of the customer base into a more efficiently served customer mix. These losses come from implementing the Company's strategy of building a track record and reputation for reliability into the retail supermarket and food service industry. An increase in sales volume and a significant shift to branded premium pricing continue to reflect opportunity for favorable results.

         The Company continues to expand the development and marketing of value-added consumer beef products.

         Increases in depreciation and amortization, loss from partnership, increases in credit from affiliates through accounts payable and trade payables, and increases in accrued expenses provided the cash to absorb the majority of the operational losses and support increases in both inventories and accounts receivables for the first quarter of 1999.

         At March 31, 1999, accounts receivable was $1,977,104 compared to $1,040,743 at December 31, 1998. Receivable increases resulted from increases in boxed beef sales. Increased boxed beef sales also required an increase in inventories from $ 919,459 at December 31, 1998 to $2,189,700 at March 31, 1999.

                            Selected Cash Flow Data:
                 For the Quarters Ended March 31, 1999 and 1998
                                 (in thousands)

                                                            1999               % change               1998
                                                       ----------------     ---------------      ----------------
   Cash Flows from Operating Activities:
   Net Loss                                                   $ (1,000)             (34.1)%              $(1,517)
   Adjustments to reconcile cash used
      in operating activities:
   Depreciation & Amortization                                      40              122.3 %                   18
   Loss from Partnership                                            13              (73.0)%                   46
   Minority Interest in Subsidiaries                               (20)                 -                      0
   Change in
      Accounts Receivables                                        (936)           (1051.0)%                  102
      Inventories                                               (1,270)              (3.9)%               (1,322)
      Prepaid Expenses                                             (77)             263.4 %                  (21)
      Accounts Payable and Accrued Expenses                      2,828               77.7 %                1,591
                                                       ----------------     ---------------      ----------------
   Net Cash used in Operating Activities                      $   (422)            (161.2)%              $(1,103)

         Cash Flows from Investing Activities. Investing activities required cash of $10,251 for the first quarter of 1999. The Company used cash to acquire assets, to invest in product procurement activities, and to reserve funds for compliance with the "Packers and Stockyards Act".

                            Selected Cash Flow Data:
                 For the Quarters Ended March 31, 1999 and 1998
                                 (in thousands)

                                                             1999                % chg                 1998
                                                         --------------       -------------        -------------
   Cash Flows from Investing Activities:
   Purchases of Equipment                                          (5)             (89.7)%                 (48)
   Restricted Cash                                                 (2)                 -                     0
   Changes in Other Assets                                         (4)            (242.9)%                   3
   Investment in Partnership                                        0               (100)%                (200)
                                                         --------------                            -------------
   Net Cash used in Investing Activities                        $ (10)             (95.8)%              $ (245)

         Cash Flows from Financing Activities. Financing activities provided cash of $432,988 in the first quarter of 1999 from a line of credit.

         The Company continues to receive an asset based line of credit, which provides borrowings up to $1.5 million based on eligible inventory. Substantially all of a subsidiary's assets and personal guarantees of the Company's President and a Director collateralize the line of credit. The Company is in technical non-compliance on certain financial conditions on this loan. The lender has decided to terminate this loan on July 15, 1999. The Company intends to secure another asset based lender prior to July 15, 1999. See Note 8 of Condensed Consolidated Financial Statements.

         Affiliates are continuing to extend credit to ROF until the Company secures other funding.

         The Company, through ROF, is in technical non-compliance on its loan agreement with MoorMan's, a feed company and cattle supplier, which gives MoorMan's the right to call the loan. The loan amount of $1 million is due October 2001. As of March 31, 1999, the loan is in default and is classified as a current liability on the balance sheet.

         Equipment lease financing, issuance of a long-term note payable for investment in product development, and issuance of long-term notes for cattle procurement provided funding resources for the continued growth and development of premium branded beef products.

         The Company continues to finance operations through the sale of accounts receivable and the asset based debt. Capital formation is critical for the continuation of daily operations, for continued growth and development of premium branded beef products, and for the marketing and distribution of other quality synergistic products under development by the Company.

                            Selected Cash Flow Data:
                 For the Quarters Ended March 31, 1999 and 1998
                                 (in thousands)

                                                                1999                % chg               1998
                                                           ---------------       ------------       -------------
   Cash Flows from Financing Activities:
   Net Proceeds from Issuance of Common Stock                           0             (100)%                 887
   Net Borrowing on Line of Credit                                    460             387.0%                  94
   Proceeds from Issuance of Notes Payable                              0             (100)%                 361
   Payments on Long-Term Debt                                         (27)            271.9%                  (7)
                                                           ---------------       ------------       -------------
   Net Cash Provided by Financing Activities                        $ 433            (67.6)%             $ 1,335

Market Risk
-----------

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

         All exported products are currently sold in US dollars to US trading companies for export. Asian currencies have improved during the first quarter of 1999 compared to the first quarter of 1998. The Company has increased sales to Asia during the first quarter of 1999.

         Hereford cattle purchased by Midland and ROF for further marketing, processing, and distribution are exposed to the impact of changing commodity prices. Commodity risk is present at various levels of the Company's business cycle, including: procurement, production, processing, and distribution of Red Oak Farms' Certified Hereford Beef. The procurement of yearlings and calves, reselling of the certified animals to feeders, purchasing of the fat cattle for processing, the related dressed cattle on the rail and related by-products, the fabricated boxed primals, and several of the subsequent value-added consumer products are all affected by commodity market risk.

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

Results of Operations
---------------------

Comparison of the three months ended March 31, 1999 and the three months ended March 31, 1998.

Revenues-Net Sales

         Net Sales. Net sales of $18.1 million and $15.5 million were generated by the Company for the three months ended March 31, 1999, and 1998, respectively. A net sales increase of 16% from 1998 to 1999 was primarily attributable to a significant increase in boxed meat sales.

         Net sales of branded beef products increased to 64% of net sales for the first quarter of 1999 from 41% for 1998. The first quarter of 1998 was a repositioning quarter as the Company realigned its customer base. The Company focused on growth in volume during the first quarter of 1998 and continues to increase its customer base during the first quarter of 1999. Emphasis is placed on growth of branded beef product sales while continuing efforts to integrate value-added products with significantly higher gross margins.

         Cattle trading net sales decreased to 35% of net sales for the three month period ended March 31, 1999 from 59% for the similar 1998 period. Midland has been refocused to have responsibility for developing the supply of Certified Hereford Beef for ROF. Volume in both 1999 and 1998 continued to be reduced due to a reduction of non-Certified Hereford Beef cattle business. The gross revenue generated by trading is substantial, however, the small margins available have led the Company to refocus some of Midland's personnel and activities by moving them into ROF to assist with the procurement function. Midland will continue to place cattle in ROF's supply channel and engage in some non-Certified Hereford Beef cattle trade.

                     Quarters Ended March 31, 1999 and 1998
                                 (in thousands)

                                                         1999                    % chg                  1998
                                                   -----------------         --------------       -----------------
   Net Sales:
   Boxed beef                                              $ 11,657                  81.9%                 $ 6,409
   Percentage of sales                                         64.5%                                          41.3%

   Cattle Trading Sales-Non Related Parties                   5,357                 (24.5)%                  7,096
   Percentage of sales                                         29.6%                                          45.7%

   Cattle Trading Sales-Related Parties                       1,072                 (47.0)%                  2,022
   Percentage of sales                                          5.9%                                          13.0%
                                                   -----------------                              -----------------
      Total Net Sales                                      $ 18,086                  16.5%                $ 15,527
      Percentage of sales                                     100.0%                                         100.0%

Cost of Goods Sold

         Cost of Goods Sold. Cost of goods sold of $17.7 million and $15.5 million was generated by the Company for the first quarter ended March 31, 1999 and for the corresponding period in 1998, respectively. The 1999 increases resulted from increased volume in boxed meat. Cost of Goods Sold as a percentage of sales decreased slightly in the first quarter of 1999, resulted from an increase in branded boxed meat sales.


                     Quarters Ended March 31, 1999 and 1998
                                 (in thousands)

                                                        1999                  % chg                   1998
                                                   ---------------        ---------------        ---------------
    Cost of Goods Sold:

    Cattle Purchased for Processing-Non RP                $ 6,386                  75.4%                $ 3,641
    Percentage of sales                                      35.3%                                         23.5%

    Cattle Purchased for Processing-RP                      4,818                 111.9%                  2,274
    Percentage of sales                                      26.6%                                         14.7%

    Cattle Purchased for Trading-Non RP                     6,042                (23.3)%                  7,877
    Percentage of sales                                      33.4%                                         50.7%

    Cattle Purchased for Trading -RP                           54                (95.8)%                  1,298
    Percentage of sales                                       0.3%                                          8.4%

    Other Processing Costs                                    378                   1.8%                    372
    Percentage of sales                                       2.1%                                          2.4%

    Other Trading Costs                                        44                 (4.9)%                     47
    Percentage of sales                                       0.3%                                          0.3%
                                                   ---------------                               ---------------

       Total Cost of Goods Sold                          $ 17,722                  14.3%               $ 15,509
       Percentage of sales                                   98.0%                                         99.9%

    Note:  RP equals Related Parties

         Cattle purchased for processing, including processing costs for boxed beef increased to 62% of revenues for the first quarter of 1999 compared to 38% of revenues for 1998 reflecting the continuing shift from cattle activities into branded consumer product marketing of CHB. Cattle purchased for trading, including other trading costs decreased to 34% of revenues for 1999 compared to 59% of revenues for 1998.

         Live cattle costs and related boxed beef costs increased approximately .9% and 3.6%, respectively, for the first quarter of 1999 as compared to 1998 based on USDA and National Cattlemen's Beef Association Cattle-fax. These commodity market based increases have improved the market values of revenue for boxed beef products in 1999.

Gross Profit

         Gross Profit. Gross Profits of $363,678 and $17,681 were generated for the first quarter ended March 31, 1999 and for the corresponding 1998 period, respectively. Gross profits were 2.0% and .11% of net sales for the first quarter of 1999 and 1998, respectively.

         Increases in boxed meat sales and branded product mix for the first quarter ended March 31, 1999 contributed to the improvement in gross margin over the comparable 1998 period.

                     Quarters Ended March 31, 1999 and 1998
                                 (in thousands)

                                                   1999                     % chg                      1998
                                            -------------------         ---------------          -----------------
    Gross Profit                                $ 363,678                    1956.9%                 $ 17,681
    Percentage of sales                               2.0%                                                0.1%

Operating Expenses

         Selling and Distribution Expenses. Selling and distribution expenses for the first quarter ended March 31, 1999 of $654,883 and $804,383 for the comparable period for 1998 decreased by 18%. Selling and distribution expenses were 3.6% and 5.2% of net sales, respectively, for the quarter ended March 31, 1999 and 1998. Selling and distribution expenses are somewhat variable and were reduced as a result of several factors. Some advertising and coop marketing expenses were replaced with pricing concessions and discounted feature items. The customer mix was realigned to improve freight efficiency, which reduced expenses.

         For the rights to market and distribute Certified Hereford Beef, the Company pays a per head fee to the American Hereford Association, "AHA". Marketing activity cooperation with the AHA and its members was maximized to reduce cash requirements. The AHA used some of those funds to provide cattle inspection, customer licensing, customer personnel training, and marketing materials development and production. The Company is committed to providing the necessary support and there will be ongoing cash investment in developing, marketing, and distributing branded beef products and related synergistic products.

         General and Administrative Expenses. General and administrative expenses were $523,437 and $575,602 for the first quarter ended March 31, 1999 and the comparable period in 1998, respectively. Administrative expenses were 2.9% and 3.7% of net sales for the first quarter of 1999 and 1998, respectively. The Company is committed to providing the necessary administrative support to successfully build and manage the Company's products at the highest value.

                     Quarters Ended March 31, 1999 and 1998
                                 (in thousands)

                                                             1999                 % chg                1998
                                                        ---------------        ------------        --------------
   Operating Expenses:

   Selling and Distribution                                      $ 655             (18.6)%                 $ 804
   Percentage of sales                                             3.6%                                      5.2%

   General and Administrative                                      523              (9.1)%                   576
   Percentage of sales                                             2.9%                                      3.7%
                                                        ---------------                            --------------

      Total Operating Expenses                                 $ 1,178             (14.6)%                $1,380
      Percentage of sales                                          6.5%                                      8.9%

         Loss from Operations. Loss from operations of $814,642 and $1,362,304 for the first quarter ended March 31, 1999 and the comparable period in 1998, respectively, decreased by 40% for 1999. Management believes continued improvement in the branded price mix will be reflected in improvement in gross margins eventually turning losses from operations into profits.


                     Quarters Ended March 31, 1999 and 1998
                                 (in thousands)

                                                             1999                 % chg                1998
                                                        ---------------        --------------       ------------
   Loss from Operations                                     $ (815)                (40.2)%            $ (1,362)
   Percentage of sales                                        (4.5)%                                      (8.8)%

         Other Income and Expense. Interest expense of $148,172 and $109,365 for the first quarter ended March 31, 1999 and the comparable period in 1998, respectively, increased by 35% for 1999. Interest expense increases resulted from higher borrowing levels and a factoring agreement for receivable sales. The loss on sale of accounts receivable of $56,504 for the first quarter of 1999 represents fixed discounts on the accounts sold to a factor.

                     Quarters Ended March 31, 1999 and 1998
                                 (in thousands)

                                                             1999                 % chg                  1998
                                                        ---------------       ---------------       ---------------
   Other Income (Expenses):

   Interest Income                                                $ 2                174.7%                   $ 1
   Percentage of sales                                            .01%                                        .00%

   Interest Expense                                              (138)                35.5%                  (109)
   Percentage of sales                                           (.76)%                                      (.70)%

   Loss on Sale of Accounts Receivable                            (57)                   -                      0
   Percentage of sales                                           (.31)%                                       .00%

   Loss from Joint Venture                                        (13)                   -                    (46)
   Percentage of sales                                           (.07)%                                      (.30)%
                                                        ---------------                             ---------------

      Total Other Income (Expenses)                            $ (205)                32.3%               $  (155)
      Percentage of sales                                       (1.13)%                                      (1.0)%


Net Loss and Loss per Share
                                                  Quarters Ended March 31, 1999 and 1998
                                                               (in thousands)

                                                             1999                 % chg                  1998
                                                        -------------        ---------------       ---------------

   Loss Before Minority Interest                             $ (1,020)               (32.8)%             $ (1,517)
   Percentage of sales                                           (5.6)%                                      (9.8)%
   Minority Interest                                             $ 20                  0.0%                   $ 0
                                                        -------------                             ---------------
   Net Loss                                                   $(1,000)               (33.2)%             $ (1,517)
   Percentage of sales                                           (5.5)%                                      (9.6)%
   Preferred Stock Dividend Required                             (225)                80.9%                   (43)
   Percentage of sales                                           (1.2)%                                      (0.3)%
                                                        -------------                             ---------------
   Net Loss Applicable to Common                             $ (1,225)                20.5%              $ (1,560)
   Percentage of sales                                           (6.8)%                                      (9.9)%
                                                               ======                                      ======
   Basic and Diluted Loss per Share                             (0.08)               (23.5)%                (0.11)
                                                               ======                                      ======
   Weighted Average Shares Outstanding                         15,003                  4.0%                14,433
                                                               ======                                      ======

Inflation
---------

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


Compliance With Section 16(a)
-----------------------------

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None.

ITEM 2.  Changes In Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Results of  Votes of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Financial data.
                    27.0  Financial Data Schedule

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RED OAK HEREFORD FARMS, INC.




         May 24, 1999               By:  /s/ Gordon Reisinger
                                         --------------------------------------
                                         Gordon Reisinger, President




         May 24, 1999               By:  /s/ Harley Dillard
                                         --------------------------------------
                                         Harley Dillard, Chief Financial Officer