Form 10-Q
period 1999-06-30
RED OAK HEREFORD FARMS INC
filed 1999-08-16
CIK 939728

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period ____________________ to __________________.

Commission File Number 33-89714

                            -----------------------

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

                            -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes |X| No ____

The number of shares outstanding of the Registrant's common stock as of August 11, 1999, was as follows:

         Common Stock, $.001 par value:         16,016,665 shares

================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


Financial Statements Contents

         Condensed Consolidated Balance Sheets, as of June 30, 1999 and
              December 31, 1998                                                             3-4

         Condensed Consolidated Statements of Operations, for three months
              and six months ended June 30, 1999 and 1998                                     5

         Condensed Consolidated Statements of Cash Flows, for six months
              ended June 30, 1999 and 1998                                                    6

         Notes to Condensed Consolidated Financial Statements                              7-11

                          RED OAK HEREFORD FARMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    As of June 30, 1999 and December 31, 1998

                                                                               (Unaudited)
                                                                                 June 30,             December 31,
                                                                                   1999                   1998
                                                                                -----------            -----------
CURRENT ASSETS
   Cash                                                                            $ 39,932               $ 16,079
   Restricted cash                                                                  210,392                208,742
   Accounts receivable
      Trade, less allowance for doubtful accounts of $10,000                      1,719,306                765,262
      Related parties                                                                49,715                 13,379
      Receivable due from factor                                                    341,630                262,102
   Inventories                                                                    2,074,622                919,459
   Prepaid expenses and other assets                                                207,081                106,668
                                                                                -----------            -----------
         TOTAL CURRENT ASSETS                                                     4,642,678              2,291,691
                                                                                -----------            -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Buildings & leasehold improvements                                               294,974                294,974
   Vehicles and equipment                                                           380,097                335,383
                                                                                -----------            -----------
                                                                                    675,071                630,357
   Less: accumulated depreciation                                                  (314,399)              (286,787)
                                                                                -----------            -----------
         TOTAL PROPERTY, PLANT AND EQUIPMENT                                        360,672                343,570
                                                                                -----------            -----------
OTHER ASSETS
   Investment in partnership                                                         24,700                 40,961
   Other assets                                                                     242,662                294,480
                                                                                -----------            -----------
         TOTAL OTHER ASSETS                                                         267,362                335,441
                                                                                -----------            -----------
         TOTAL ASSETS                                                           $ 5,270,712            $ 2,970,702
                                                                                ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    As of June 30, 1999 and December 31, 1998

                                                                               (Unaudited)
                                                                                 June 30,             December 31,
                                                                                   1999                   1998
                                                                                -----------            -----------
CURRENT LIABILITIES
   Notes payable                                                                $ 1,429,985              $ 850,000
   Current maturities of long-term debt                                           1,097,572              1,115,424
   Checks in excess of bank balance                                               3,498,841                      -
   Accounts payable
      Trade                                                                         487,981                483,626
      Related parties                                                             1,953,764              1,747,358
   Accrued expenses                                                                 547,390                641,334
   Current maturities of deferred income                                            100,000                100,000
                                                                                -----------            -----------
         TOTAL CURRENT LIABILITIES                                                9,115,533              4,937,742
                                                                                -----------            -----------
LONG-TERM LIABILITIES
   Deferred income                                                                  200,000                200,000
   Long-term debt, less current maturities                                        1,157,118              1,163,815
                                                                                -----------            -----------
         TOTAL LONG-TERM LIABILITIES                                              1,357,118              1,363,815
                                                                                -----------            -----------
         TOTAL LIABILITIES                                                       10,472,651              6,301,557

MINORITY INTERESTS IN SUBSIDIARIES                                                 (149,542)              (103,822)
                                                                                -----------            -----------
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value per share, authorized 50,000,000 shares; issued and outstanding 16,010,415 shares for June 30, 1999
      and 15,003,415 shares for December 31, 1998                                    16,010                 15,003
   Preferred stock, $.001 par value per share, authorized 5,000,000 shares
      1997 Series A preferred stock; issued and outstanding 0 shares for
       June 30, 1999 and 200,000 shares for December 31, 1998                             -                    200
   Additional paid-in capital                                                     7,391,426              7,384,359
   Retained deficit                                                             (12,459,833)           (10,626,595)
                                                                                -----------            -----------
         TOTAL STOCKHOLDERS' EQUITY                                              (5,052,397)            (3,227,033)
                                                                                -----------            -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 5,270,712            $ 2,970,702
                                                                                ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               Three and Six Months Ended June 30, 1999 and 1998

                                                  (Unaudited)

                                                   Three Months Ended June 30,  Six months ended June 30,
                                                       1999            1998        1999            1998
                                                    -----------    -----------  ------------   -----------
NET SALES
    Boxed beef                                      $12,965,528    $ 8,465,362  $ 24,622,854   $14,873,876
    Cattle trading sales                              3,270,435      1,755,402     8,627,127    13,923,668
    Cattle trading sales to related parties             427,443      5,447,399     1,499,156     3,577,432
                                                    -----------    -----------  ------------   -----------
                                                     16,663,406     15,668,163    34,749,137    32,374,976
                                                    -----------    -----------  ------------   -----------
COST OF GOODS SOLD
   Cattle purchased for processing                    5,455,286      3,750,109    11,840,952     6,216,066
   Cattle purchased for processing from
     related parties                                  5,536,659      4,393,013    10,354,505     7,817,349
    Cattle purchased for trading                      3,488,961      6,639,297     9,530,642    15,522,650
    Cattle purchased for trading from
     related parties                                     13,289        521,623        67,203     2,018,673
    Other processing costs                            1,545,385        390,938     1,923,917       762,714
    Other trading costs                                  36,384        189,449        80,768        92,688
                                                    -----------    -----------  ------------   -----------
                                                     16,075,964     15,884,429    33,797,987    32,430,140
                                                    -----------    -----------  ------------   -----------
GROSS PROFIT                                            587,442       (216,266)      951,150       (55,164)
                                                    -----------    -----------  ------------   -----------
OPERATING EXPENSES
    Selling and distribution                            692,876        596,673     1,347,759     1,544,481
    General and administrative                          536,119        532,016     1,059,556     1,107,615
                                                    -----------    -----------  ------------   -----------
                                                      1,228,995      1,128,689     2,407,315     2,652,096
                                                    -----------    -----------  ------------   -----------
LOSS FROM OPERATIONS                                   (641,553)    (1,344,955)   (1,456,165)   (2,707,260)
                                                    -----------    -----------  ------------   -----------
OTHER INCOME (EXPENSE)
    Interest income                                          44             55         1,703           660
    Interest expense                                   (145,893)       (81,755)     (283,729)     (191,120)
    Loss on sale of accounts receivable                 (68,001)       (37,932)     (124,505)      (37,932)
    Losses from cattle feeding joint venture             (3,760)       (66,382)      (16,262)     (112,733)
                                                    -----------    -----------  ------------   -----------
                                                       (217,610)      (186,014)     (422,793)     (341,125)
                                                    -----------    -----------  ------------   -----------
LOSS BEFORE MINORITY INTERESTS                         (859,163)    (1,530,969)   (1,878,958)   (3,048,385)

MINORITY INTERESTS                                       26,211              -        45,720             -
                                                    -----------    -----------  ------------   -----------
NET LOSS                                               (832,952)    (1,530,969)   (1,833,238)   (3,048,385)

PREFERRED STOCK DIVIDEND REQUIREMENT                          -        (32,274)            -       (77,953)
                                                    -----------    -----------  ------------   -----------
NET LOSS APPLICABLE TO
 COMMON STOCKHOLDERS                                $  (832,952)   $(1,563,243) $ (1,833,238)  $(3,126,338)
                                                    ===========    ===========  ============   ===========
BASIC AND DILUTED LOSS PER SHARE                    $     (0.06)   $     (0.11) $      (0.12)  $     (0.21)
                                                    ===========    ===========  ============   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                  15,014,481     14,732,456    15,008,979    14,583,915
                                                    ===========    ===========  ============   ===========

   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                          1999              1998
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $(1,833,238)      $(3,048,385)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
    Items not requiring (providing) cash:
        Depreciation and amortization                                      65,664            51,583
        Loss from partnership                                              16,262           112,733
        Services rendered in exchange for common stock                      7,874                 -
        Minority interest in loss of susbsidiary                          (45,720)                -
    Changes in:
        Accounts receivable                                            (1,069,908)           82,470
        Inventories                                                    (1,155,163)         (483,612)
        Prepaid expenses                                                 (100,413)           (8,617)
        Accounts payable and accrued expenses                             116,817         1,968,983
        Checks in excess of bank balance                                3,498,841                 -
                                                                      -----------       -----------
            NET CASH USED IN OPERATING ACTIVITIES                        (498,984)       (1,324,845)
                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                    (43,550)          (47,832)
    Investment in partnership                                                   -          (250,000)
    Restricted cash                                                        (1,650)                -
    Change in other assets                                                 12,601           (52,413)
                                                                      -----------       -----------
            NET CASH USED IN INVESTING ACTIVITIES                         (32,599)         (350,245)
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                                  -         1,155,352
    Net borrowings (payments) on line of credit                           310,000           307,693
    Proceeds from issuance of note payable                                269,985           511,344
    Proceeds from issuance of long-term debt                               19,181                 -
    Payments on long-term debt                                            (43,730)         (312,292)
                                                                      -----------       -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                     555,436         1,662,097
                                                                      -----------       -----------

INCREASE IN CASH                                                           23,853           (12,993)

CASH, BEGINNING OF PERIOD                                                  16,079            12,993
                                                                      -----------       -----------

CASH, END OF PERIOD                                                   $    39,932       $         -
                                                                      ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

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

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position at June 30, 1999 and December 31, 1998, and its consolidated results of operations and cash flows for the interim periods ended June 30, 1999 and 1998. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

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

         Management is in the process of completing a private placement offering. Efforts are also underway to increase product awareness and broaden product lines through marketing efforts which should improve profitability and cash flow. Sales efforts are being made to effect changes in the product mix of Certified Hereford Beef ("CHB") sales and to increase the volume percentage of branded versus commodity sales. In addition, management has developed an operating plan including operating budgets to facilitate monthly analysis of operations. Management believes these steps will enhance the Company's ability to achieve favorable operating results.

         There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

(3)      Related Party Transactions

         The Company sells cattle to certain companies which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and ROF utilize trucking companies that are owned by members of the Company's management or Board of Directors.

         The activity between the Company and these related parties at and for the six months ended June 30, 1999 and 1998, and at December 31, 1998 are as follows:

                                   June 30,       December 31,      June 30,
                                     1999             1998            1998
                                ---------------- --------------   --------------
         Sales                  $    1,449,156                    $ 3,577,432
         Purchases                  10,421,708                      9,836,022
         Accounts receivable            49,715    $   13,379
         Accounts payable            1,953,764     1,747,358


         Additionally, ROF purchased cattle from Midland in the amount of $0 and $29,536 respectively, for the quarters ended June 30, 1999 and 1998, and $0 and $257,060 for the six months ended June 30, 1999 and 1998, respectively. During the quarter and six months ended June 30, 1999, MFJ purchased $0 and $10,495, respectively, of beef from ROF. Such intercompany purchases are eliminated in consolidation.

         Cattle financed by a related party for the Company under a financing agreement totaled $28,766 and $966,316 for the quarters ended June 30, 1999 and 1998, and $377,237 and $2,104,285 for the six months ended June 30, 1999 and 1998, respectively.

         The Company has notes payable to stockholders totaling $1,029,985 and $860,000 at June 30, 1999 and December 31, 1998, respectively. In addition, the Company has notes payable to joint venture partners totaling $1,187,500 and $1,210,000 at June 30, 1999 and December 31, 1998, respectively.

(4)      Factoring Agreement

         The Company sells selected accounts receivable without recourse to KBK Financial, Inc. ("KBK"). The Company received $9,066,872 and $16,600,704 in proceeds from the transfer of its receivables during the three and six months ended June 30, 1999, respectively. For the three and six months ended June 30, 1998, the Company received $5,057,588 in proceeds from the transfer of its receivables. The reserve for delinquencies and claims held by KBK at June 30, 1999 was $341,630. The Company has paid $68,002 and $37,932 for the quarters ended June 30, 1999 and 1998, respectively, and $124,505 and $37,932 for the six months ended June 30, 1999 and 1998, respectively, for fixed discounts on sold accounts.

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

(5)      Inventories

          Inventories at June 30, 1999 and December 31, 1998 consisted of the following:

                                            June 30,              December 31,
                                              1999                    1998
                                           -----------            ------------
          Boxed beef                       $ 1,063,412             $  635,202
          Packaged jerky                       543,667                 33,945
          Cattle                               341,422                121,454
          Other                                126,121                128,858
                                           -----------             ----------
                                           $ 2,074,622             $  919,459
                                           ===========             ==========


(6)      Inventory Line of Credit

         The inventory line of credit provided from KBK Financial provides borrowings up to $1,500,000 based on eligible inventory. On July 15, 1999, the lender renewed the promissory note and the inventory line of credit through August 30, 1999.

(7)      Stockholders' Equity

         On June 23, 1999, the Company's Board ratified the redemption of the Company's issued and outstanding 200,000 shares of 1997 Series A Preferred Stock in exchange for 1,000,000 shares of restricted common stock. In addition, the Company's Board resolved and authorized that no accrued dividends will be paid on the Series A Preferred Stock as per the agreement with the holders of such stock.

         The redemption value of the series A Preferred Stock was $ 5.00 per share plus accrued dividends. The fair market value of the common stock shares was $ 1.03 on May 17, 1999, the date of redemption. In consideration of forfeiting dividends by the preferred shareholders, a 5 to 1 conversion to common shares was agreed upon.

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

(8)      Reportable Segments

         Reportable segment profit or loss and segment revenues for the three months ended June 30, 1999, were as follows:

                           Boxed          Cattle          Cattle          All
                           Beef           Trading         Feeding        Others            Totals
                        -----------      ----------       ---------     ---------        -----------
Revenues from external
 customers              $12,944,573      $3,697,878        $      -     $  20,955        $16,663,406
Intersegment revenues             -          31,870               -             -             31,870
Segment profit (loss)      (552,131)        (22,865)        (22,995)     (234,961)          (832,952)


         Reconciliation of reportable segment profit or loss for the three months ended June 30, 1999, was as follows:

          Profit or loss
               Total profit or loss for reportable segments          $ (597,991)
               Other profit or loss                                    (234,961)
                                                                     ----------
          Income before income taxes and extraordinary items         $ (832,952)
                                                                     ==========

         Reportable segment profit or loss and segment revenues for the six months ended June 30, 1999, were as follows:

                                  Boxed             Cattle           Cattle             All
                                  Beef              Trading          Feeding           Others            Totals
                               -----------        -----------       ----------        ---------        -----------
Revenues from external
customers                      $24,569,329        $10,126,283       $        -        $  32,010        $34,749,137
Intersegment revenues               10,495             61,740                -                -             72,235
Segment profit (loss)           (1,386,128)            12,961          (65,954)        (394,117)        (1,833,238)


         Reconciliation of reportable segment profit or loss for the six months ended June 30, 1999, was as follows:

         Profit or loss
              Total profit or loss for reportable segments         $ (1,439,121)
              Other profit or loss                                     (394,117)
                                                                   ------------
         Income before income taxes and extraordinary items        $ (1,833,238)
                                                                   ============

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


         Reportable segment profit or loss and segment revenues for the three months ended June 30, 1998, were as follows:

                                 Boxed             Cattle            Cattle            All
                                 Beef              Trading           Feeding          Others            Totals
                             --------------     --------------     ------------    -------------    ---------------
Revenues from external
customers                     $ 8,465,362          $7,202,801       $        -      $        -        $15,668,163
Intersegment revenues                   -              29,536                -               -             29,536
Segment loss                     (911,137)           (128,530)        (297,871)       (193,431)        (1,530,969)


Reconciliation of reportable segment profit or loss for the three months ended June 30, 1998, was as follows:

        Profit or loss
             Total profit or loss for reportable segments          $ (1,337,538)
             Other profit or loss                                      (193,431)
                                                                   -------------
        Income before income taxes and extraordinary items         $ (1,530,969)
                                                                   ============


         Reportable segment profit or loss and segment revenues for the six months ended June 30, 1998, were as follows:

                                 Boxed             Cattle           Cattle             All
                                 Beef              Trading          Feeding           Others            Totals
                              -----------        -----------      -----------        ---------        -----------
Revenues from external
customers                     $14,873,876        $17,501,100      $         -        $       -        $32,374,976
Intersegment revenues                   -            257,060                -                -            257,060
Segment loss                   (1,842,553)          (254,830)        (563,725)        (387,277)        (3,048,385)


         Reconciliation of reportable segment profit or loss for the six months ended June 30, 1998, was as follows:

           Profit or loss
                Total profit or loss for reportable segments       $ (2,661,108)
                Other profit or loss                                   (387,277)
                                                                   -------------
           Income before income taxes and extraordinary items      $ (3,048,385)
                                                                   ============

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

Current Quarter Developments

         The Company received a positive endorsement from the head of a large regional retail supermarket distributor at the National Cattlemen's Beef Association meeting in Denver during July. This and the testimonies from current customers about the ongoing success of the program in their stores has been helpful in the continuing expansion of the retail supermarket customer base. The Company has been achieving positive gross margins for its beef while continuing this expansion toward a profitable volume level.
         The Company has an agreement to sell mail order Beef Steaks and Gourmet Beef Burgers to the Home Shopping Network. Red Oak Farms' products will be offered on the Home Shopping Network on a show to be aired during the third quarter.
         The "My Favorite Jerky" subsidiary has sales orders to roll out its product into test markets during the 1999 third quarter. The Company has signed broker and distribution agreements which cover the Northeast, Southeast, and Midwest regions of the United States. The uniqueness of the packaging, and the tender and flavorful beef jerky continues to attract the interest of brokers, distributors, retailers, and consumers.

Liquidity and Capital Resources

         As of June 30, 1999 and December 31, 1998, the Company had consolidated cash and cash equivalents balance of $39,932 and $16,079, respectively.

                      Liquidity and Capital Resources Data:
                    As of June 30, 1999 and December 31, 1998
                                 (in thousands)
                                                  1999      % chg        1998
                                              ----------- ---------    --------
   Working Capital (Deficit)                  $  (4,473)     40.8%     $ (2,646)

   Increase (Decrease) in Cash                       24     284.6%          (13)

   Cash Beginning of Period                          16      23.8%           13

   Cash End of Period                                40         -             0
   Stock and Additional Paid-In Capital       $  (5,052)     35.2%      $(3,227)

         The Company must have additional funds to meet operational requirements on an ongoing basis. Management has plans, including completion of a private placement and continuing issuance of debt to affiliated parties, to provide this cash until positive cash flows can be achieved. Management believes that with funds, the Company can move into profitability through several planned steps.

     o Continue to increase pricing in both branded and commodity beef through refined management of promotional activity.

     o Continue to reduce the percentage of its product sold into the commodity beef trade.

     o Continue to manage improving gross margins, through product mix management.

     o Secure strategic customers presently identified necessary to increase volume to a profitable level.

     o Continue to bring on higher margin products, such as beef jerky, to increase the overall gross margins.

         The Company's sources of cash have included issuance of Common and Preferred Stock, sales of accounts receivable, and borrowings on asset based lines of credit. The Company continues its investment in premium branded beef product development and other quality synergistic products. The Company requires additional resources to move to the next stage of development. Funding will be critical to the continuing operations of the Company, and management is engaged in discussions with sources of capital, as well as, conducting a private placement offering.

Cash Flows from Operating Activities

         The Company's cash flows from operating activities required cash of $498,984 and $1,324,845 for the six months ended June 30, 1999 and 1998, respectively. Reductions in operating losses resulted primarily from the following activities:

     o Increases in branded pricing for new retail supermarket customers and refined management of promotional pricing of feature items have contributed to improved performance.

     o Significant improvement in the percentage of branded versus commodity sales was achieved during the first six months of 1999 as compared to substantial losses generated by commodity sales of product produced by cattle harvested to fulfill customer demand for various cuts during the respective 1998 period.

     o Losses were reduced through a realignment of the customer base into a more efficiently served customer mix during the first six months of 1999. The 1998 losses were in part from implementing the Company's strategy of building a track record and reputation for reliability into the retail supermarket and food service industry. Continued increases in sales volume and a significant shift to branded premium pricing continue to reflect opportunity for favorable results.

     o Losses were reduced through refocusing cattle trading activities, to developing the supply of Certified Hereford Beef.


         The Company continues to expand the development and marketing of value-added consumer beef products.

         Increases in depreciation and amortization, loss from partnership, increases in credit from affiliates through accounts payable, accrued expenses, and checks in excess of bank balances provided the cash to absorb the reduction in operational losses during the six months ended June 30, 1999 and for the same period in 1998.

         Boxed beef customer demand continues to require increases in receivables and inventories. June 30, 1999 accounts receivable was $2,110,651 compared to $1,040,743 at December 31, 1998. Inventories increased from $919,459 at December 31, 1998 to $2,074,622 at June 30, 1999.

                            Selected Cash Flow Data:
                 For the Six Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                                          1999         % change         1998
                                                       ----------     ---------        -------
   Cash Flows from Operating Activities:
   Net loss                                            $   (1,833)        (39.9)%      $(3,048)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation & amortization                                 66          27.3%            52
   Services for common stock                                    8             -              0
   Loss from partnership                                       16         (85.6)%          113
   Minority interest in subsidiaries                          (46)            -              0
   Changes in:
      Accounts receivables                                 (1,070)     (1,397.3)%           82
      Inventories                                          (1,155)        138.9%          (484)
      Prepaid expenses                                       (100)      1,065.3%            (9)
      Accounts payable and accrued expenses                   117         (94.1)%        1,969
      Checks in excess of bank balance                      3,499              -             0
                                                       ----------                      -------
   Net Cash used in Operating Activities               $     (499)       (165.5)%      $(1,325)

Cash Flows from Investing Activities

          Investing activities required cash of $32,599 and $350,245 for the first six months of 1999 and 1998, respectively. The Company used cash to acquire assets, to invest in product procurement activities, and to reserve funds for compliance with the "Packers and Stockyards Act".

                            Selected Cash Flow Data:
                 For the Six Months Ended June 30, 1999 and 1998
                                 (in thousands)
                                                    1999      % chg      1998
                                                  -------    -------    ------
   Cash Flows from Investing Activities:
   Purchases of equipment                         $  (44)     (8.9)%    $  (48)
   Restricted cash                                    (2)        -           0
   Changes in other assets                            13      (124)%       (52)
   Investment in partnership                           0      (100)%      (250)
                                                  -------               -------
   Net Cash used in Investing Activities          $  (33)    (90.7)%    $ (350)


Cash Flows from Financing Activities

         Financing activities provided cash of $555,436 and $1,662,097 for the first six months of 1999 and 1998, respectively.

         The Company continues to receive an asset based line of credit, which provides borrowings up to $1.5 million based on eligible inventory. Substantially all of ROF assets and personal guarantees of the Company's President and a Director collateralize the line of credit. The Company is in technical non-compliance on certain financial conditions on this loan. On July 15, 1999, the lender renewed the promissory note and the inventory line of credit through August 30, 1999. The Company intends to extend or secure another asset based lender prior to August 30, 1999.

         Affiliates are continuing to extend credit to ROF until the Company secures other funding.

         The Company, through ROF, is in technical non-compliance on its loan agreement with MoorMan's, a feed company and cattle supplier, which gives MoorMan's the right to call the loan. The loan amount of $1 million is due October 2001. As of June 30, 1999, the loan is in default and is classified as a current liability on the balance sheet. As of May 25, 1999 the Company executed an agreement in principle with Archer Daniel's Midland Company ("ADM") for the repayment of this obligation. This agreement does not change the current classification of this loan.

         Issuance of a long-term note payable for investment in product development and issuance of long-term notes for cattle procurement, provided funding resources for the continued growth and development of premium branded beef products.

         The Company continues to finance operations through the sale of accounts receivable and the asset based debt. Capital formation is critical for the continuation of daily operations, for continued growth and development of premium branded beef products, and for the marketing and distribution of other quality synergistic products under development by the Company.


                            Selected Cash Flow Data:
                 For the Six Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                                      1999     % chg      1998
                                                    --------  -------    ------
   Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock       $    0     (100)%    $1,155
   Net borrowing on line of credit                     310      0.6%        308
   Proceeds from issuance of notes payable             270    (47.2)%       511
   Proceeds from long-term debt                         19        -           0
   Payments on long-term debt                          (44)   (85.9)%      (312)
                                                    --------             ------
   Net Cash Provided by Financing Activities        $  555    (66.6)%    $1,662


Market Risk

         The Company continues to be exposed to the impact of changes in interest rates, foreign exchange rates, and commodity prices. The Company manages such exposures through the use of contracts when deemed prudent.

         Current financing is predominately fixed or related to U.S. prime interest rates. As the performance of the Company improves, the risk premium paid above prime on asset based lending will be negotiated to lower levels. Conversely, continued losses will continue the risk premium.

         All exported products are currently sold in US dollars to US trading companies for export. Asian currencies have improved during the first six months of 1999 compared to the first six months of 1998. The Company has increased sales to Asia during the first six months of 1999.

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


Results of Operations

Comparison of three months and six months ended June 30, 1999 and 1998.

Revenues-Net Sales

         Three Month net sales of $16.7 million and $15.7 million were generated by the Company for the three months ended June 30, 1999, and 1998, respectively. A net sales increase of 6.4% from 1998 to 1999 was primarily attributable to a 53.2% increase in boxed meat sales that exceeded a 48.7% decrease in cattle trading activities for the three month period.

                        Three Months Ended June 30, 1999
                                 (in thousands)

                                               1999      % chg          1998
                                           -----------  ---------     --------
    Net Sales:

    Boxed beef                             $   12,966      53.1%      $ 8,465
    Percentage of sales                          77.8%                   54.0%

    Catle trading sales                         3,270      86.3%        1,756
    Percentage of sales                          19.6%                   11.2%

    Cattle trading sales-related parties          427     (92.1)%       5,447
    Percentage of sales                           2.6%                   34.8%
                                           ----------                 -------
    Total Net Sales                        $   16,663       6.4%      $15,668
    Percentage of sales                         100.0%                  100.0%

         Six Month net sales of $34.7 million and $32.4 million were generated by the Company for the six months ended June 30, 1999, and 1998, respectively. A net sales increase of 7.3% from 1998 to 1999 was primarily attributable to a 65.5% increase in boxed meat sales that exceeded a 42.1% decrease in cattle trading activities for the six month period.

          The Company focused on growth in volume during the three months and six months ended June 30, 1999 and continues to increase its customer base with emphasis on growth of branded beef product sales while continuing efforts to integrate value-added products with significantly higher gross margins.

         The Company's cattle trading activities decreased for the three month and six month periods ended June 30, 1999. Midland Cattle Company has been refocused to have responsibility for developing the supply of Certified Hereford Beef for feeding. Volume in both 1999 and 1998 continued to be reduced due to a reduction of non-Certified Hereford Beef cattle business. Although the gross revenue generated by trading is significant, Midland has refocused personnel by moving them into Red Oak Farms, Inc. to assist with the procurement function. Midland will continue to place cattle in the Red Oak Farms, Inc. supply channel and engage in nominal non-Certified Hereford Beef cattle trade.


                         Six Months Ended June 30, 1999
                                 (in thousands)

                                                 1999       % chg        1998
                                             ---------     -------     --------
    Net Sales:

    Boxed beef                               $  24,623       65.5%     $ 14,874
    Percentage of sales                           70.9%                    46.0%

    Cattle trading sales                         8,627      (38.0)%      13,924
    Percentage of sales                           24.8%                    43.0%

    Cattle trading sales-related parties         1,499      (58.1)%       3,577
    Percentage of sales                            4.3%                    11.0%
                                             ---------                 --------

    Total Net Sales                          $  34,749        7.3%     $ 32,375
    Percentage of sales                          100.0%                   100.0%


Cost of Goods Sold.

         Three Months cost of goods sold of $16.1 million and $15.9 million was generated by the Company for the three months ended June 30, 1999 and 1998, respectively. A cost of goods sold increase of 1.2% from 1998 to 1999 was primarily attributable to a 35.0% increase in cattle purchases for boxed beef and increases in other processing costs of 295.3% (predominately increases in volume) that exceeded a 51.1% decrease in cattle trading activities for the three months period.

         Cattle purchased for processing, including processing costs for boxed beef and inventory changes increased to75.2% of revenues for the three months ended June 30, 1999 compared to 54.4% of revenues for 1998, reflecting the continuing shift from cattle activities into branded consumer product marketing of CHB.

         Cattle purchased for trading, including other trading costs decreased to 21.2% of revenues for the three months ended June 30, 1999 compared to 46.9% of revenues for 1998.

         Live cattle costs and related boxed beef costs increased approximately 1.2% and 11.3%, respectively, for the three months ended June 30, 1999 as compared to 1998 based on USDA and National Cattlemen's Beef Association Cattle-fax. These commodity market based increases have improved the market values for boxed beef products in 1999.

                    Three Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                                     1999        % chg        1998
                                                   --------      ------     --------
    Cost of Goods Sold:

    Cattle purchased for processing                $  5,455       45.5%     $  3,750
    Percentage of sales                                32.7%                    23.9%

    Cattle purchased for processing-RP                5,537       26.0%        4,393
    Percentage of sales                                33.2%                    28.0%

    Cattle purchased for trading                      3,489     (47.4)%        6,639
    Percentage of sales                                20.9%                    42.4%

    Cattle purchased for trading -RP                     13     (97.4)%          522
    Percentage of sales                                 0.1%                     3.3%

    Other processing costs                            1,545      295.3%          391
    Percentage of sales                                 9.3%                     2.5%

    Other trading costs                                  36     (80.8)%          189
    Percentage of sales                                 0.2%                     1.2%
                                                   ---------                ---------

       Total Cost of Goods Sold                    $ 16,075        1.2%     $ 15,884
       Percentage of sales                             96.4%                   101.3%

    Note:  RP equals Related Parties

         Six Months cost of goods sold of $33.8 million and $32.4 million was generated by the Company for the six months ended June 30, 1999 and 1998, respectively. A cost of goods sold increase of 4.2% from 1998 to 1999 was primarily attributable to a 58.2% increase in cattle purchases for boxed beef and increases in other processing costs of 152.3% (predominately increases in volume) that exceeded a 45.3% decrease in cattle trading activities for the three months period.

         The 1999 increases resulted from increased volume in boxed meat, and other processing costs that exceeded significant decreases in cattle trading activities.

         Cattle purchased for processing, including processing costs for boxed beef and inventory changes increased to 69.4% of revenues for the six months ended June 30, 1999 compared to 45.7% of revenues for 1998, reflecting the continuing shift from cattle activities into branded consumer product marketing of CHB.

         Cattle purchased for trading, including other trading costs decreased to 27.8% of revenues for the six months ended June 30, 1999 compared to 54.5% of revenues for 1998.

         Live cattle costs and related boxed beef costs increased approximately 1.1% and 7.5%, respectively, for the six months ended June 30, 1999 as compared to 1998 based on USDA and National Cattlemen's Beef Association Cattle-fax. These commodity market based increases have improved the market values of revenue for boxed beef products in 1999.


                     Six Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                                     1999             % chg           1998
                                                   ---------         -------        -------
    Cost of Goods Sold:

    Cattle purchased for processing                $  11,841          90.5%         $ 6,216
    Percentage of sales                                 34.1%                          19.2%

    Cattle purchased for processing-RP                10,354          32.5%           7,817
    Percentage of sales                                 29.8%                          24.1%

    Cattle purchased for trading                       9,531         (38.6)%          15,522
    Percentage of sales                                 27.4%                          47.9%

    Cattle purchased for trading -RP                      67         (96.7)%           2,019
    Percentage of sales                                  0.2%                           6.2%

    Other processing costs                             1,924         152.2%             763
    Percentage of sales                                  5.5%                           2.4%

    Other trading costs                                   81         (12.9)%              93
    Percentage of sales                                  0.2%                           0.3%
                                                   ----------                       ---------
       Total Cost of Goods Sold                    $  33,798           4.0%         $32,430
       Percentage of sales                              97.2%                         100.1%


Gross Profit

         Increases in branded boxed meat sales and realignment of cattle trading activities for the three month and six month periods ended June 30, 1999 contributed to the improvement in gross margin over the comparable 1998 periods.


                    Three Months Ended June 30, 1999 and 1998
                                 (in thousands)
                                        1999            % chg         1998
                                     ---------          ------     -----------
    Gross Profit                     $     587          371.6%     $      (216)
    Percentage of sales                    3.5%                           (1.4)%

                     Six Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                   1999             % chg            1998
                                -------            -------          ------
    Gross Profit                $   951            1824.2%          $  (55)
    Percentage of sales             2.7%                              (0.2)%


Operating Expenses

         Selling and Distribution Expenses. Selling and distribution expenses for the three months ended June 30, 1999 and 1998 were 4.2% and 3.8% of net sales, respectively.

         The Company is committed to providing the necessary support and there will be ongoing cash investment in developing, marketing, and distributing branded beef products and related synergistic products.

         Selling and distribution expenses are somewhat variable.

         For the rights to market and distribute Certified Hereford Beef, the Company pays a per head fee to the American Hereford Association, "AHA". The AHA used some of those funds to provide cattle inspection, customer licensing, customer personnel training, and marketing materials development and production.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1999 and 1998 were 3.2% and 3.4% of net sales, respectively.

         The Company is committed to providing the necessary administrative support to successfully build and manage the Company's products at the highest value.

                    Three Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                        1999        % chg         1998
                                     ---------      ------      --------

   Operating Expenses:

   Selling and distribution          $    693        16.1%      $    597
   Percentage of sales                    4.2%                       3.8

   General and administrative             536          .8%           532
   Percentage of sales                    3.2%                       3.4%
                                     --------                   --------

      Total Operating Expenses       $ 1,229          9.9%      $  1,129
      Percentage of sales                7.4%                        7.2%

         Selling and Distribution Expenses. Selling and distribution expenses for the six months ended June 30, 1999 and 1998 were 3.9% and 4.8% of net sales, respectively.

         The Company is committed to providing the necessary support and there will be ongoing cash investment in developing, marketing, and distributing branded beef products and related synergistic products.

         General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1999 and 1998 were 3.1% and 3.4% of net sales, respectively.

         The Company is committed to providing the necessary administrative support to successfully build and manage the Company's products at the highest value.


                     Six Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                               1999        % chg          1998
                                             --------      ------        ------
   Operating Expenses:

   Selling and distribution                  $ 1,348       (12.7)%       $1,544
   Percentage of sales                           3.9%                       4.8%

   General and administrative                  1,059        (4.3)%        1,108
   Percentage of sales                           3.1%                       3.4%
                                             --------                    ------
      Total Operating Expenses               $ 2,407        (9.2)%       $2,652
      Percentage of sales                        6.9%                       8.2%


         Loss from Operations. Loss from operations of $641,553 and $1,344,955 for the three months ended June 30, 1999 and the comparable period in 1998, decreased by 52.3%.

         Management believes continued improvement in the branded price mix will be reflected in gross margins along with growth in volume will eventually turn losses from operations into profits.

         Loss from operations of $1,456,165 and $2,707,260 for the six months ended June 30, 1999 and the comparable period in 1998, decreased by 46.2%

                    Three Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                   1999            % chg              1998
                                ---------          ------           --------
   Loss from operations         $    (642)         (52.3)%          $ (1,345)
   Percentage of sales               (3.8)%                             (8.6)%

                     Six Months Ended June 30, 1999 and 1998


                                 (in thousands)

                                     1999                 % chg        1998
                                  --------                ------     --------
   Loss from operations           $ (1,456)               (46.2)%    $ (2,707)
   Percentage of sales                (4.2)%                             (8.4)%


         Other Income and Expense. Interest expense of $145,893 and $81,755 for the three months ended June 30, 1999 and the comparable period in 1998 increased by 78.5%.

         Interest expense of $283,729 and $191,120 for the six months ended June 30, 1999 and the comparable period in 1998 increased by 48.5%.

         Interest expense increases resulted from higher borrowing levels.

         Loss on sale of accounts receivable of $68,001 and $37,932 for the three months ended June 30, 1999 and the comparable period in 1998 increased by 79.3%.

         Loss on sale of accounts receivable of $124,505 and $37,932 for the six months ended June 30, 1999 and the comparable period in 1998 increased by 228.2%.

         The loss on sale of accounts receivable represents fixed discounts on the accounts sold to the factor.

                    Three Months Ended June 30, 1999 and 1998
                                 (in thousands)


                                                 1999        % chg      1998
                                             ----------      ------    ------
   Other Income (Expenses):

   Interest expense                          $    (146)       78.0%    $ (82)
   Percentage of sales                             (.9)%                 (.8)%

   Loss on sale of accounts receivable             (68)       78.9%      (38)
   Percentage of sales                             (.4)%                  .0%

   Loss from joint venture                          (4)      (93.9)%     (66)
   Percentage of sales                              .0%                  (.4)%
                                             ---------                 -----

      Total Other Income (Expenses)          $    (218)       17.2%    $(186)
      Percentage of sales                         (1.3)%                (1.2)%




                     Six Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                               1999         % chg       1998
                                             --------       ------     ------
   Other Income (Expenses):

   Interest income                           $     2        100.0%     $   1
   Percentage of sales                            .0%                     .0%

   Interest expense                             (284)        48.7%      (191)
   Percentage of sales                           (.8)%                   (.7)%

   Loss on sale of accounts receivable          (125)       228.9%       (38)
   Percentage of sales                           (.4)%                    .0%

   Loss from joint venture                       (16)       (85.8)%     (113)
   Percentage of sales                            .0%                    (.4)%
                                             ---------                 -------

      Total Other Income (Expenses)          $  (423)        23.9%     $(341)
      Percentage of sales                       (1.2)%                  (1.1)%

Net Loss and Loss per Share

                    Three Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                                1999      % chg         1998
                                              -------     -----       --------
   Loss before minority interest              $  (859)    (43.9)%     $ (1,531)
   Percentage of sales                           (5.2)%                   (9.8)%

   Minority interest                               26         -              0
                                              -------                 ---------
   Net loss                                      (833)    (45.6)%       (1,531)
   Percentage of sales                           (5.0)%                   (9.8)%

   Preferred stock dividend required                0    (100.0)%          (32)
   Percentage of sales                              -                     (0.2)%
                                              -------                 ---------
   Net loss applicable to common                 (833)    (46.7)%       (1,563)
   Percentage of sales                           (5.0)%                  (10.0)%
                                              =======                 =========
   Basic and diluted loss per share           $ (0.06)    (46.7)%     $  (0.11)
                                              =======                 =========
   Weighted Average Shares Outstanding         15,014       1.9%        14,732
                                              =======                 =========




                     Six Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                                1999      % chg         1998
                                              -------     -----       --------
   Loss before minority interest              $(1,879)    (38.4)%     $ (3,048)
   Percentage of sales                           (5.4)%                   (9.4)%

   Minority interest                               46         -              0
                                              -------                 ---------
   Net Loss                                    (1,833)    (39.9)%       (3,048)
   Percentage of sales                           (5.3)%                   (9.4)%

   Preferred stock dividend required                0    (100.0)%          (78)
   Percentage of sales                              -                     (0.2)%
                                              -------                 ---------
   Net loss applicable to common               (1,833)    (41.4)%       (3,126)
   Percentage of sales                           (5.3)%                   (9.7)%
                                              =======                 =========
   Basic and diluted loss per share           $ (0.12)    (43.0)%     $  (0.21)
                                              =======                 =========
   Weighted Average Shares Outstanding         15,009       2.9%        14,584
                                              =======                 =========

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None.

ITEM 2.  Recent Sales of Unregistered Securities

         On June 30, 1999, 1,000 shares each of the registrants common stock was given for services to each of the following directors: Gordon Reisinger, John Derner, Charles Kolbe, Dwayne Lewis, Jack Holden, Ron Daggett, and Mrs. Florentine VanTiem. The transaction was made pursuant to Section 4(2) Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Results of  Votes of Security Holders

         The Company held its Annual Meeting of Shareholders on Wednesday, May 26, 1999, at the Red Oak Country Club, 2038 200th Street, Red Oak, Iowa 51566, at 10:15 a.m. The following matters were submitted to shareholders for a vote:


(a) To elect the following Directors to serve for the ensuing year and until their successors are duly elected and qualified:

Nominee                     Number of        Number of Votes      Number of Abstentions
                            Votes For      Against or Withheld     and Broker Non-Votes
Gordon Reisinger           12,120,044           25,665                   12,550

John Derner                12,145,509              200                   12,550

Charles Kolbe              12,145,509              200                   12,550

Dwayne Lewis               12,145,509              200                   12,550

Jack Holden                12,145,509              200                   12,550

Ron Daggett                12,145,369              340                   12,550

Florentine VanTiem         12,141,109            4,600                   12,550

Johan A. Smit              12,141,109            4,600                   12,550

(b) To transact such other business as may properly come before the meeting and, if necessary, to adjourn the meeting from time to time.

          Number of            Number of Votes            Number of Abstentions
          Votes for           Against or Withheld         and Broker Non-Votes
         12,070,829                19,600                        67,830


ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Financial data.
           27.0  Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RED OAK HEREFORD FARMS, INC.




         August 16, 1999              By:  /s/ Gordon Reisinger
                                           ---------------------------
                                      Gordon Reisinger, President




         August 16, 1999              By:  /s/ Harley Dillard
                                           ---------------------------
                                      Harley Dillard, Chief Financial Officer