Form 10-Q
period 1999-09-30
RED OAK HEREFORD FARMS INC
filed 1999-11-22
CIK 939728

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period ____________________ to __________________.

Commission File Number 33-89714

                              -------------------

                          RED OAK HEREFORD FARMS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            NEVADA                                          84-1120614
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                    2010 Commerce Drive, Red Oak, Iowa 51566
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (712) 623-9224
                         (Registrant's telephone number)

                       -----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

The number of shares outstanding of the Registrant's common stock as of November 15, 1999, was as follows:

                Common Stock, $.001 par value:      16,016,665 shares


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


Financial Statements Contents

   Condensed Consolidated Balance Sheets, as of September 30, 1999 and
        December 31, 1998                                                   4-5

   Condensed Consolidated Statements of Operations, for three months
        and nine months ended September 30, 1999 and 1998                     6

   Condensed Consolidated Statements of Cash Flows, for nine months
        ended September 30, 1999 and 1998                                     7

   Notes to Condensed Consolidated Financial Statements                    8-12

                          RED OAK HEREFORD FARMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 As of September 30, 1999 and December 31, 1998

                                                  (Unaudited)
                                                  September 30,     December 31,
                                                      1999               1998
                                                  -------------     ------------
CURRENT ASSETS
  Cash                                            $   62,764         $   16,079
  Restricted cash                                    250,295            208,742
  Accounts receivable
   Trade, less allowance for doubtful
    accounts of $10,000                            1,285,804            765,262
   Related parties                                   317,086             13,379
   Receivable due from factor                        310,288            262,102
  Inventories                                      2,500,129            919,459
  Prepaid expenses and other assets                  291,652            106,668
                                                  ----------         ----------
    TOTAL CURRENT ASSETS                           5,018,018          2,291,691
                                                  ----------         ----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Buildings & leasehold improvements                 294,974            294,974
  Vehicles and equipment                             398,984            335,383
                                                  ----------         ----------
                                                     693,958            630,357

  Less: accumulated depreciation                    (328,204)          (286,787)
                                                  ----------         ----------
    TOTAL PROPERTY, PLANT AND EQUIPMENT              365,754            343,570
                                                  ----------         ----------

OTHER ASSETS
  Investment in partnership                           24,745             40,961
  Other assets                                       250,557            294,480
                                                  ----------         ----------
    TOTAL OTHER ASSETS                               275,302            335,441
                                                  ----------         ----------

    TOTAL ASSETS                                  $5,659,074         $2,970,702
                                                  ==========         ==========





   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                 As of September 30, 1999 and December 31, 1998

                                                (Unaudited)
                                                September 30,     December 31,
                                                    1999               1998
                                                -------------     ------------
CURRENT LIABILITIES
  Notes payable                                 $    2,414,985     $    850,000
  Current maturities of long-term debt               1,056,076        1,115,424
  Checks in excess of bank balance                   3,057,547                -
  Accounts payable
   Trade                                               517,216          483,626
   Related parties                                   2,190,650        1,747,358
  Accrued expenses                                     517,272          641,334
  Current maturities of deferred income                100,000          100,000
                                                --------------     -------------
    TOTAL CURRENT LIABILITIES                        9,853,746        4,937,742
                                                --------------     -------------

LONG-TERM LIABILITIES
  Deferred income                                      200,00           200,000
  Long-term debt, less current maturities            1,186,885        1,163,815
                                                --------------     -------------
    TOTAL LONG-TERM LIABILITIES                      1,386,885        1,363,815
                                                --------------     -------------
    TOTAL LIABILITIES                               11,240,631        6,301,557

MINORITY INTERESTS IN SUBSIDIARIES                    (176,072)        (103,822)
                                                --------------     -------------

STOCKHOLDERS' EQUITY
  Common stock $0.001 par value, authorized
   50,000,000 shares; issued and outstanding
   16,010,415 shares for September 30, 1999
   and 15,003,415 shares for December 31, 1998          16,010           15,003
  Cumulative preferred stock, $0.001 par value,
   authorized 5,000,000 shares: issued and
   outstanding 0 shares for September 30, 1999
   and 200,000 shares for December 31, 1998                  -              200
  Additional paid-in capital                         7,391,426        7,384,359
  Retained deficit                                 (12,812,921)     (10,626,595)
                                                --------------     -------------
    TOTAL STOCKHOLDERS' EQUITY                      (5,405,485)      (3,227,033)
                                                --------------     -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    5,659,074     $  2,970,702
                                                ==============     =============


   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         Three Months and Nine Months Ended September 30, 1999 and 1998

                                  (Unaudited)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                             1999             1998            1999             1998
                                                         -----------      -----------      -----------      -----------
NET SALES
 Boxed beef                                              $12,853,324      $11,604,971      $37,476,178      $26,478,847
 Cattle trading                                            6,051,754        6,661,731       14,678,881       22,420,212
 Cattle trading sales to related parties                     456,841        1,004,047        1,955,997        2,717,129
                                                         -----------      -----------      -----------      -----------
                                                          19,361,919       19,270,749       54,111,056       51,616,188
                                                        -----------      -----------      -----------      -----------
COST OF GOODS SOLD
 Cattle purchased for processing                           5,083,018        4,002,022       16,923,970       11,970,037
 Cattle purchased for processing from related parties      4,405,640        6,189,232       14,760,145       12,102,771
 Cattle purchased for trading                              6,101,523        7,221,018       15,632,165       24,157,626
 Cattle purchased for trading from related parties            38,931           49,807          105,120          776,846
 Other processing costs                                    2,450,379        1,114,889        4,374,296        1,877,603
 Other trading costs                                          20,328           49,881          102,110          142,568
                                                         -----------      -----------      -----------      -----------
                                                          18,099,819       18,626,849       51,897,806       51,027,451
                                                         -----------      -----------      -----------      -----------

GROSS PROFIT                                               1,262,100          643,900        2,213,250          588,737
                                                         -----------      -----------      -----------      -----------
OPERATING EXPENSES
 Selling and distribution                                    829,634          900,871        2,177,393        2,445,205
 General and administrative                                  580,860        1,047,634        1,640,416        2,155,397
                                                         -----------      -----------      -----------      -----------
                                                           1,410,494        1,948,505        3,817,809        4,600,602
                                                         -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                                        (148,394)      (1,304,605)      (1,604,559)      (4,011,865)
                                                         -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE)
 Interest income                                               4,948            6,694            6,651            7,354
 Interest expense                                           (166,736)        (109,298)        (450,465)        (300,418)
 Loss on sale of accounts receivable                         (69,481)         (60,537)        (193,986)         (98,469)
 Losses from cattle feeding joint venture                         45         (195,626)         (16,217)        (308,359)
                                                         -----------      -----------      -----------      -----------
                                                            (231,224)        (358,767)        (654,017)        (699,892)
                                                         -----------      -----------      -----------      -----------
LOSS BEFORE MINORITY INTERESTS                              (379,618)      (1,663,372)      (2,258,576)      (4,711,757)

MINORITY INTERESTS                                            26,530           17,947           72,250           17,947
                                                         -----------      -----------      -----------      -----------
NET LOSS                                                    (353,088)      (1,645,425)      (2,186,326)      (4,693,810)

PREFERRED STOCK DIVIDEND REQUIREMENT                              --          (36,513)               --        (114,466)
                                                         -----------      -----------      -----------      -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS               $  (353,088)     $(1,681,938)     $(2,186,326)     $(4,808,276)
                                                         ===========      ===========      ===========      ===========
BASIC AND DILUTED LOSS PER SHARE                         $     (0.02)     $     (0.11)     $     (0.14)     $     (0.33)
                                                         ===========      ===========      ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                       16,010,415       14,762,750       15,346,459       14,644,204
                                                         ===========      ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Nine Months Ended September 30, 1999 and 1998

                                  (Unaudited)


                                                          1999            1998
                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $(2,186,326)     $(4,693,810)
 Items not requiring (providing) cash:
   Depreciation and amortization                          78,381           86,227
   Loss from partnership                                  16,217          308,360
   Services rendered in exchange for common stock          7,874          530,760
   Minority interest in loss of subsidiary               (72,250)         (17,947)
 Changes in:
   Accounts receivable                                  (872,435)        (790,914)
   Inventories                                        (1,580,670)        (488,837)
   Prepaid expenses                                     (184,984)        (242,483)
   Accounts payable and accrued expenses                 352,820        2,821,668
   Checks in excess of bank balance                    3,057,547               --
                                                     -----------      ------------
     NET CASH USED IN OPERATING ACTIVITIES            (1,383,826)      (2,486,976)
                                                     -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                      (63,602)         (71,700)
 Investment in partnership                                    --         (200,000)
 Restricted cash                                         (41,553)              --
 Change in other assets                                    6,959          (92,409)
                                                     -----------      ------------
     NET CASH USED IN INVESTING ACTIVITIES               (98,196)        (364,109)
                                                     -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of common stock                   --        1,176,148
 Net borrowings on line of credit                        295,000        1,211,722
 Proceeds from issuance of note payable                1,269,985          410,000
 Proceeds from issuance of long-term debt                 19,181          115,018
 Payments on long-term debt                              (55,459)         (74,796)
                                                     -----------      ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES         1,528,707        2,838,092
                                                     -----------      ------------
INCREASE (DECREASE) IN CASH                               46,685          (12,993)

CASH, BEGINNING OF PERIOD                                 16,079           12,993
                                                     -----------      ------------
CASH, END OF PERIOD                                  $    62,764      $        --
                                                     ===========      ============


   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

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

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of management, are necessary to present fairly its consolidated financial position at September 30, 1999 and December 31, 1998, and its consolidated results of operations and cash flows for the interim periods ended September 30, 1999 and 1998. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

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

         Management is in the process of completing a private placement offering. Efforts are also underway to increase product awareness and broaden product lines, including changing brand identity through marketing efforts, which should improve profitability and cash flow. Sales efforts are being made to effect changes in the product mix of Hereford Beef sales and to increase the volume percentage of branded versus commodity sales. In addition, management has developed an operating plan including operating budgets to facilitate monthly analysis of operations. Management believes these steps will enhance the Company's ability to achieve favorable operating results.

         There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

(3) Related Party Transactions

         The Company sells cattle to certain companies, which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and ROF utilize trucking companies that are owned by members of the Company's management or Board of Directors.

         The activity between the Company and these related parties at and for the nine months ended September 30, 1999 and 1998, and at December 31, 1998 are as follows:

                             September 30,       December 31,      September 30,
                                  1999                1998             1998
                             -------------       ------------      -------------
         Sales                $ 1,995,997                          $ 2,717,129
         Purchases             14,865,265                           12,879,617
         Accounts receivable      317,086         $   13,379
         Accounts payable       2,190,650          1,747,358


         Additionally, ROF purchased cattle from Midland in the amount of $0 and $286,596 for the nine months ended September 30, 1999 and 1998, respectively. For the quarters ended September 30, 1999 and 1998, there were no cattle purchased from Midland by ROF. During the quarter and nine months ended September 30, 1999, MFJ purchased $0 and $10,495, respectively, of beef from ROF. Such intercompany purchases are eliminated in consolidation.

         Cattle financed by a related party for the Company under a financing agreement totaled $255,535 and $748,031 for the quarters ended September 30, 1999 and 1998, and $592,598 and $2,852,317 for the nine months ended September 30, 1999 and 1998, respectively.

         The Company has notes payable to stockholders totaling $1,029,985 and $860,000 at September 30, 1999 and December 31, 1998, respectively. In addition, the Company has notes payable to joint venture partners totaling $1,187,500 and $1,210,000 at September 30, 1999 and December 31, 1998, respectively.

(4) Factoring Agreement

         The Company continues to sell selected accounts receivable without recourse to KBK Financial, Inc. ("KBK"). The Company received $9,264,133 and $25,864,800 in proceeds from the transfer of its receivables during the three and nine months ended September 30, 1999, respectively. For the three and nine months ended September 30, 1998, the Company received $8,071,609 and $13,129,197, respectively, in proceeds from the transfer of its receivables. The reserve for delinquencies and claims held by KBK at September 30, 1999 was $310,288. The Company has paid $69,481 and $60,537 for the quarters ended September 30, 1999 and 1998, respectively, and $193,986 and $98,469 for the nine months ended September 30, 1999 and 1998, respectively, for fixed discounts on sold accounts.

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

(5) Inventories

          Inventories at September 30, 1999 and December 31, 1998 consisted of the following:

                                           September 30,        December 31,
                                                1999                1998
                                         ---------------        ------------
          Boxed beef                     $    1,480,631         $  635,202
          Packaged jerky                        570,078             33,945
          Cattle                                319,817            121,454
          Other                                 129,603            128,858
                                         ---------------        ------------
                                         $    2,500,129         $  919,459
                                         ==============         ============


(6) Inventory Line of Credit

         The inventory line of credit provided from KBK Financial provides borrowings up to $1,500,000 based on eligible inventory. On August 15, 1999, the lender renewed the promissory note and the inventory line of credit through October 22, 1999. On October 28, 1999, the lender renewed the promissory note and the inventory line of credit through January 15, 2000.

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

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

(8)      Reportable Segments

         Reportable segment profit or loss and segment revenues for the three months ended September 30, 1999, were as follows:

                                  Boxed             Cattle             Cattle            All
                                  Beef              Trading            Feeding         Others         Totals
                             ---------------     --------------    -------------    ------------    ----------
Revenues from external
customers                       $12,814,081         6,508,595                 -          39,243     19,361,919
Intersegment revenues                     -                 -                 -               -              -
Segment profit (loss)           $  (152,375)           54,225             9,502        (264,440)      (353,088)

         Reconciliation of reportable segment profit or loss for the three months ended September 30, 1999, was as follows:

              Profit or loss
                   Total profit or loss for reportable segments                  $  (88,648)
                   Other profit or loss                                            (264,440)
                                                                                 -----------
              Income before income taxes and extraordinary items                 $ (353,088)
                                                                                 ===========

         Reportable segment profit or loss and segment revenues for the nine months ended September 30, 1999, were as follows:

                                   Boxed              Cattle         Cattle           All
                                   Beef               Trading        Feeding         Others            Totals
                              ----------------     --------------    --------     ------------       -----------
Revenues from external
customers                       $37,404,925          16,634,878            -           71,253         54,111,056
Intersegment revenues                10,495              61,740            -                -             72,235
Segment profit (loss)           $(1,538,503)             67,186      (56,452)        (658,557)        (2,186,326)


         Reconciliation of reportable segment profit or loss for the nine months ended September 30, 1999, was as follows:

                Profit or loss
                     Total profit or loss for reportable segments                  $ (1,527,769)
                     Other profit or loss                                              (658,557)
                                                                                   -------------
                Income before income taxes and extraordinary items                 $ (2,186,326)
                                                                                   =============


                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


         Reportable segment profit or loss and segment revenues for the three months ended September 30, 1998, were as follows:

                                   Boxed              Cattle            Cattle             All
                                   Beef               Trading           Feeding          Others            Totals
                              ----------------     --------------     ------------     ------------    ---------------
Revenues from external
customers                       $11,604,971            7,665,778                -               -         19,270,749
Intersegment revenues                     -                    -                -               -                  -
Segment loss                    $  (584,443)             (90,771)        (331,576)       (638,635)        (1,645,425)

Reconciliation of reportable segment profit or loss for the three months ended September 30, 1998, was as follows:

                Profit or loss
                     Total profit or loss for reportable segments                                 $ (1,006,790)
                     Other profit or loss                                                             (638,635)
                                                                                                  -------------
                Income before income taxes and extraordinary items                                $ (1,645,425)
                                                                                                  =============


         Reportable segment profit or loss and segment revenues for the nine months ended September 30, 1998, were as follows:

                                   Boxed             Cattle            Cattle             All
                                   Beef              Trading          Feeding            Others              Totals
                              ----------------    --------------    -------------    ---------------     ---------------
Revenues from external
customers                         $26,478,847        25,137,341               -                  -          51,616,188
Intersegment revenues                       -           286,596               -                  -             286,596
Segment loss                      $(2,426,996)         (345,602)       (895,300)        (1,025,912)         (4,693,810)


         Reconciliation of reportable segment profit or loss for the nine months ended September 30, 1998, was as follows:

                Profit or loss
                     Total profit or loss for reportable segments                                 $ (3,667,898)
                     Other profit or loss                                                           (1,025,912)
                                                                                                  -------------
                Income before income taxes and extraordinary items                                $ (4,693,810)
                                                                                                  =============

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

Current Quarter Developments

         The Company continues to focus on managing gross margins and securing strategic customers necessary to increase volumes to a profitable level for its boxed beef activity. This has resulted in significant operational improvement in the performance of Red Oak Farms during the third quarter.

         Through strategic marketing analysis, the Company is evaluating the brand name of its consumer beef. Management believes this will further goals of developing brand identity and exclusivity of Red Oak Farms Premium Hereford Beef products. The genotypical and phenotypic (live animal) specifications for beef products will remain the same and minor adjustments will likely be made to the carcass specifications.

         The Company continues development of added value products. Several beef based products will be market tested during the fourth quarter with planned rollout to customers during early 2000. These precooked products focus on consumer convenience and high-quality eating experience.

         On September 17, 1999, Home Shopping Network offered a Red Oak Farms Beef package in two segments. Management believes nominal sales of these packages were secondary to the nationwide exposure estimated at more than 20 million households. The Company will continue to test various premium direct sale opportunities for its products.

         Letters of understanding have been signed which will lead to manufacturing and distribution of My Favorite Jerky Beef Sticks in Europe.

         Other initiatives include the signing of an exclusive right to market products including Royal Salmon of Norway and other seafood products in Europe and the United States. Management believes the addition of this premium line improves its product range and offers excellent margin potential. Several current and prospective customers have expressed interest in the smoked and fresh seafood lines.

         Included in the above mentioned letters of understanding are the commitments of three of the businesses to invest under certain terms in the Company's private placement offering.

Fourth Quarter Developments

         After strategic marketing analysis, the Company has decided to change the brand name of its consumer beef to Red Oak Farms Premium Hereford Beef. Management believes that this will further goals of developing brand identity and exclusivity of Red Oak Farms products. The genotypical and phenotypic (live animal) specifications for its beef products remain the same and minor adjustments were made to the carcass specifications. This brand name and product refinements was accomplished after extensive negotiations with the American Hereford Association resulted in a refusal of the association to allow changes that management believed necessary. Subsequently the Company received notice on October 4, 1999 of termination of its nonexclusive agreement with the American Hereford Association effective December 31, 2000. This transition will begin in early 2000. The Company and its new marketing and sales broker group, H.L. Jackson & Associates, consider this decision essential to the marketing and growth of distribution of its branded consumer products.

         In November 1999, the Company closed on the first phase of a private placement stock offering, receiving $1,000,000.

Liquidity and Capital Resources

         As of September 30, 1999 and December 31, 1998, the Company had consolidated cash and cash equivalents balance of $62,764 and $16,079, respectively.

                      Liquidity and Capital Resources Data:
                 As of September 30, 1999 and December 31, 1998
                                 (in thousands)

                                                           1999                  % chg                  1998
                                                       ----------               -------             ----------
   Working Capital (Deficit)                           $  (4,836)                 82.8%             $  (2,646)
   Increase (Decrease) in Cash                                47                 459.3%                   (13)
   Cash Beginning of Period                                   16                  23.8%                    13
   Cash End of Period                                         63                     -                      -
   Stock and Additional Paid-In Capital                $  (5,405)                 67.5%             $  (3,227)

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

         The Company's sources of cash have included issuance of Common and Preferred Stock, sales of accounts receivable, and borrowings on asset based lines of credit. The Company is committing funds to develop the Red Oak Farms Premium Hereford Beef Brand and other quality synergistic products. The Company requires additional resources to move to the next stage of development. Funding will be critical to the continuing operations of the Company, and management is engaged in discussions with sources of capital, as well as, conducting a private placement offering.

Cash Flows from Operating Activities

         The Company's cash flows from operating activities required cash of $1,383,826 and $2,486,976 for the nine months ended September 30, 1999 and 1998, respectively. Reductions in operating losses resulted primarily from the following activities:

o Increases in branded pricing for new retail supermarket customers and refined management of promotional pricing of feature items have contributed to improved performance.

o Significant improvement in the percentage of branded versus commodity sales was achieved during the first nine months of 1999 as compared to substantial losses generated by commodity sales of product produced by cattle harvested to fulfill customer demand for various cuts during the respective 1998 period.

o Losses were reduced through a realignment of the customer base into a more efficiently served customer mix during the first nine months of 1999. The 1998 losses were in part from implementing the Company's strategy of building a track record and reputation for reliability into the retail supermarket and food service industry. Continued increases in sales volume and a significant shift to branded premium pricing continue to reflect opportunity for favorable results.

o Losses were reduced through refocusing cattle trading activities, to developing the supply of Hereford Beef.

         The Company continues to expand the development and marketing of value-added consumer beef products.

         Increases in depreciation and amortization, services for common stock, losses from partnership, increases in credit from affiliates through accounts payable, accrued expenses, and checks in excess of bank balances provided the cash to absorb the reduction in operational losses during the nine months ended September 30, 1999 and for the same period in 1998.

         Boxed beef customer demand continues to require increases in receivables and inventories. On September 30, 1999, accounts receivable was $1,913,178 compared to $1,040,743 at December 31, 1998. Inventories increased from $919,459 at December 31, 1998 to $2,500,129 at September 30, 1999.


                            Selected Cash Flow Data:
              For the Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                            1999       % change           1998
                                                       ------------    ---------      ----------
   Cash Flows from Operating Activities:
   Net loss                                             $  (2,186)       (53.4)%      $  (4,694)
   Adjustments to reconcile net loss to net
      Cash used in operating activities:
   Depreciation & amortization                                 78         (9.1)%             86
   Services for common stock                                   16        (94.7)%            308
   Loss from partnership                                        8        (98.5)%            531
   Minority interest in subsidiaries                          (72)       302.6%             (18)
   Changes in:
      Accounts receivables                                   (872)        10.3%            (791)
      Inventories                                          (1,581)       223.3%            (489)
      Prepaid expenses                                       (185)       (23.7)%           (242)
      Accounts payable and accrued expenses                   353        (87.5)%          2,822
      Checks in excess of bank balance                      3,058            -                -
                                                       ------------                   ----------
   Net Cash used in Operating Activities                $  (1,384)       (79.7)%      $  (2,487)



Cash Flows from Investing Activities

          Investing activities required cash of $98,196 and $364,109 for the first nine months of 1999 and 1998, respectively. The Company used cash to acquire assets, to invest in product procurement activities, and to reserve funds for compliance with the "Packers and Stockyards Act".

                            Selected Cash Flow Data:
              For the Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                          1999          % chg          1998
                                                        -------        -------       --------
   Cash Flows from Investing Activities:
   Purchases of equipment                               $  (64)        (11.3)%        $  (72)
   Restricted cash                                         (42)            -               -
   Changes in other assets                                   7        (107.5)%           (92)
   Investment in partnership                                 -        (100.0)%          (200)
                                                        -------                      ---------
   Net Cash used in Investing Activities                $  (98)        (90.7)%        $ (364)


Cash Flows from Financing Activities

         Financing activities provided cash of $1,528,707 and $2,838,092 for the first nine months of 1999 and 1998, respectively.

         The Company continues to receive an asset-based line of credit, which provides borrowings up to $1.5 million based on eligible inventory. Substantially all of ROF assets and personal guarantees of the Company's President and a Director collateralize the line of credit. The Company is in technical non-compliance on certain financial conditions on this loan. On August 15, 1999, the lender renewed the promissory note and the inventory line of credit through October 22, 1999. On October 28, 1999, the lender renewed the promissory note and the inventory line of credit through January 15, 2000. The Company intends to extend or secure another asset-based lender prior to January 15, 2000.

         Affiliates and stockholders are continuing to extend credit to ROF until the Company secures other funding.

         The Company, through ROF, is in technical non-compliance on its loan agreement with MoorMan's, a feed company and cattle supplier, which gives MoorMan's the right to call the loan. The loan amount of $1 million is due October 2001. As of September 30, 1999, the loan is in default and is classified as a current liability on the balance sheet. As of May 25, 1999, the Company executed an agreement in principle with Archer Daniel's Midland Company ("ADM") for the repayment of this obligation. The Company has not made payments to ADM and continues to discuss with them alternatives for repayment or refinancing. This agreement does not change the current classification of this loan.

         Issuance of notes payable for investment in product development and cattle procurement, provided funding resources for the continued growth and development of premium branded beef products.

         The Company continues to finance operations through the sale of accounts receivable and the asset based debt. Capital formation is critical for the continuation of daily operations, for continued growth and development of premium branded beef products, and for the marketing and distribution of other quality synergistic products under development by the Company.

              For the Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                                   1999              % chg            1998
                                                                 --------           --------        --------
   Cash Flows from Financing Activities:
   Net proceeds from issuance of common stock                     $     -           (100.0)%        $  1,176
   Net borrowing on line of credit                                    295            (75.7)%           1,212
   Proceeds from issuance of notes payable                          1,270            209.8%              410
   Proceeds from long-term debt                                        19            (83.3)%             115
   Payments on long-term debt                                         (55)           (25.9)%             (75)
                                                                  -------                           --------
   Net Cash Provided by Financing Activities                      $ 1,529            (46.1)%        $  2,838

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

         All exported products are currently sold in US dollars to US trading companies for export. Asian currencies have improved during the first nine months of 1999 compared to the first nine months of 1998. The Company has increased sales to Asia during the first nine months of 1999.

         Hereford cattle purchased by Midland and ROF for further marketing, processing, and distribution, are exposed to the impact of changing commodity prices. Commodity risk is present at various levels of the Company's business cycle including: procurement, production, processing, and distribution of Red Oak Farms Premium Hereford Beef. The procurement of yearlings and calves, reselling of the certified animals to feeders, purchasing of the fat cattle for processing, the related dressed cattle on the rail and related by-products, the fabricated boxed primals, and several of the subsequent value-added consumer products are all affected by commodity market risk.

         Hedging and contract purchases for the Hereford animals are periodically utilized by ROF to minimize market risk and to insure that adequate supply of qualified Hereford cattle is available to meet the current and growing sales demand.

         ROF pays a market premium to the feeder for producing a qualified Hereford that complies with certain genetic, diet, weight parameters, and certain grading specifications. This premium above market generates market risk, as this additional cost must be passed on to the distributor and ultimately the consumer for this premium branded consumer product. While developing brand equity, consumer demand, and consumer loyalty, ROF has been investing in market penetration through pricing initiatives, which provides lower than preferred margins.

Results of Operations

Comparison of three months and nine months ended September 30, 1999 and 1998.

Revenues-Net Sales

         Three Months - Net sales of $19.4 million and $19.3 million were generated by the Company for the three months ended September 30, 1999 and 1998, respectively. A net sales increase of 0.5% from 1998 to 1999 was primarily attributable to a 10.8% increase in boxed meat sales that exceeded a 15.1% decrease in cattle trading activities for the three-month period.

                      Three Months Ended September 30, 1999
                                 (in thousands)

                                                       1999         % chg        1998
                                                    ----------     -------    ---------
    Net Sales:

    Boxed beef                                      $  12,853       10.8%      $ 11,605
    Percentage of sales                                  66.4%                     60.2%

    Cattle trading sales                                6,052       (9.2)%        6,662
    Percentage of sales                                  31.3%                     34.6%

    Cattle trading sales-related parties                  457      (54.5)%        1,004
    Percentage of sales                                   2.4%                      5.2%
                                                    ----------                ----------
    Total Net Sales                                 $  19,362        0.5%      $ 19,271
    Percentage of sales                                 100.0%                    100.0%


         Nine Months - Net sales of $54.1 million and $51.6 million were generated by the Company for the nine months ended September 30, 1999 and 1998, respectively. A net sales increase of 4.8% from 1998 to 1999 was primarily attributable to a 41.5% increase in boxed meat sales that exceeded a 33.8% decrease in cattle trading activities for the nine-month period.

          The Company focused on growth in volume during the three months and nine months ended September 30, 1999, and continues to increase its customer base with emphasis on growth of branded beef product sales while continuing efforts to integrate value-added products with significantly higher gross margins.

         The Company's cattle trading activities decreased for the three month and nine month periods ended September 30, 1999. Midland Cattle Company has been refocused to have responsibility for developing the supply of Hereford Beef for feeding. Volume in both 1999 and 1998 continued to be reduced due to a reduction of non-Hereford Beef cattle business. Midland will continue to place cattle in the ROF supply channel and engage in nominal non-Hereford Beef cattle trade.

                      Nine Months Ended September 30, 1999
                                 (in thousands)

                                                    1999            % chg           1998
                                                  ---------        --------       ---------
    Net Sales:

    Boxed beef                                    $ 37,476          41.5%         $ 26,479
    Percentage of sales                               69.2%                           51.3%

    Cattle trading sales                            14,679         (34.5)%          22,420
    Percentage of sales                               27.2%                           43.4%

    Cattle trading sales-related parties             1,956         (28.0)%           2,717
    Percentage of sales                                3.6%                            5.3%
                                                  ---------                       ---------
    Total Net Sales                               $ 54,111           4.8%         $ 51,616
    Percentage of sales                              100.0%                          100.0%

Cost of Goods Sold.

         Three Months - Cost of goods sold of $ 18.1 million and $ 18.6 million was generated by the Company for the three months ended September 30, 1999 and 1998, respectively. A cost of goods sold decrease of 2.8% from 1998 to 1999 was primarily attributable to a 6.9% decrease in cattle purchases for boxed beef and increases in other processing costs of 119.8% (predominately increases in volume) that exceeded a 15.5% decrease in cattle trading activities for the three months period.

         Cattle purchased for processing, including processing costs for boxed beef and inventory changes increased to 61.8% of revenues for the three months ended September 30, 1999 compared to 58.7% of revenues for 1998, reflecting the continuing shift from cattle activities into branded consumer product marketing.

         Cattle purchased for trading, including other trading costs decreased to 31.8% of revenues for the three months ended September 30, 1999, compared to 38.0% of revenues for 1998.

         Live cattle costs and related boxed beef costs increased approximately 10.4% and 13.5%, respectively, for the three months ended September 30, 1999, as compared to 1998, based on USDA and National Cattlemen's Beef Association Cattle-fax. These commodity market based increases have improved the market values for boxed beef products in 1999.

                 Three Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                      1999          % chg             1998
                                                   ----------       --------       ----------
    Cost of Goods Sold:

    Cattle purchased for processing                $   5,083         27.0%         $   4,002
    Percentage of sales                                 26.3%                           20.8%

    Cattle purchased for processing-RP                 4,406        (28.8)%            6,189
    Percentage of sales                                 22.8%                           32.1%

    Cattle purchased for trading                       6,102        (15.5)%            7,221
    Percentage of sales                                 31.5%                           37.5%

    Cattle purchased for trading -RP                      39        (21.8)%               49
    Percentage of sales                                  0.2%                            0.3%

    Other processing costs                             2,450        119.8%             1,115
    Percentage of sales                                 12.7%                            5.8%

    Other trading costs                                   20        (59.2)%               50
    Percentage of sales                                  0.1%                            0.3%
                                                   ----------                      ----------

       Total Cost of Goods Sold                    $  18,100         (2.8)%        $  18,627
       Percentage of sales                              93.5%                           96.7%

    Note:  RP equals Related Parties

         Nine Months - Cost of goods sold of $ 51.9 million and $ 51.0 million was generated by the Company for the nine months ended September 30, 1999 and 1998, respectively. A cost of goods sold increase of 1.7% from 1998 to 1999 was primarily attributable to a 31.6% increase in cattle purchases for boxed beef and increases in other processing costs of 133.0% (predominately increases in volume) that exceeded a 36.9% decrease in cattle trading activities for the nine months period.

         The 1999 increases resulted from increased volume in boxed meat and other processing costs that exceeded significant decreases in cattle trading activities.

         Cattle purchased for processing, including processing costs for boxed beef and inventory changes increased to 66.6% of revenues for the nine months ended September 30, 1999, compared to 50.3% of revenues for 1998, reflecting the continuing shift from cattle activities into branded consumer product marketing.

         Cattle purchased for trading, including other trading costs decreased to 29.3% of revenues for the nine months ended September 30, 1999, compared to 48.6% of revenues for 1998.

         Live cattle costs and related boxed beef costs increased approximately 4.0% and 9.0%, respectively, for the nine months ended September 30, 1999, as compared to 1998, based on USDA and National Cattlemen's Beef Association Cattle-fax. These commodity market based increases have improved the market values of revenue for boxed beef products in 1999.

                  Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                      1999            % chg            1998
                                                   ----------        -------        ---------
    Cost of Goods Sold:

    Cattle purchased for processing                $  16,924          41.4%         $  11,970
    Percentage of sales                                 31.3%                            23.2%

    Cattle purchased for processing-RP                14,760          22.0%            12,103
    Percentage of sales                                 27.3%                            23.4%

    Cattle purchased for trading                      15,632         (35.3)%           24,158
    Percentage of sales                                 28.9%                            46.8%

    Cattle purchased for trading -RP                     105         (86.5)%              777
    Percentage of sales                                  0.2%                             1.5%

    Other processing costs                             4,374         133.0%             1,878
    Percentage of sales                                  8.1%                             3.6%

    Other trading costs                                  102         (28.4)%              143
    Percentage of sales                                  0.2%                             0.3%
                                                   ----------                       ----------
       Total Cost of Goods Sold                    $  51,898           1.7%         $  51,027
       Percentage of sales                              95.9%                            98.9%


Gross Profit

         Increases in branded boxed meat sales and realignment of cattle trading activities for the three-month and nine-month periods ended September 30, 1999, contributed to the improvement in gross margin over the comparable 1998 periods.


                 Three Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                      1999            % chg            1998
                                                   ----------         ------        ----------
    Gross Profit                                   $   1,262          96.0%         $     644
    Percentage of sales                                  6.5%                             3.3%


                  Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                      1999           % chg             1998
                                                   -----------       ------         ----------
    Gross Profit                                   $   2,213         275.9%         $     589
    Percentage of sales                                  4.1%                             1.1%

Operating Expenses

         Three Months - Selling and distribution expenses for the three months ended September 30, 1999 and 1998, were 4.3% and 4.7% of net sales, respectively.

         Selling and distribution expenses are somewhat variable.

         For the rights to market and distribute Certified Hereford Beef, the Company pays a per head fee to the American Hereford Association, "AHA". The AHA used some of those funds to provide cattle inspection, customer licensing, customer personnel training, and marketing materials development and production.

         Three Months - General and administrative expenses for the three months ended September 30, 1999 and 1998, were 3.0% and 5.4% of net sales, respectively.

                 Three Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                         1999           % chg             1998
                                                        --------       ---------       --------
   Operating Expenses:

   Selling and distribution                             $  830          (7.9)%         $   901
   Percentage of sales                                     4.3%                            4.7%

   General and administrative                              581         (44.6)%           1,048
   Percentage of sales                                     3.0%                            5.4%
                                                        --------                       ---------

      Total Operating Expenses                          $1,411         (27.6)%         $ 1,949
      Percentage of sales                                  7.3%                           10.1%

         Nine Months - Selling and distribution expenses for the nine months ended September 30, 1999 and 1998, were 4.0% and 4.7% of net sales, respectively.

         The Company is committed to providing the necessary support and there will be ongoing cash investment in developing, marketing, and distributing branded beef products and related synergistic products.

         Nine Months - General and administrative expenses for the nine months ended September 30, 1999 and 1998, were 3.0% and 4.2% of net sales, respectively.

         The Company is committed to providing the necessary administrative support to successfully build and manage the Company's products at the highest value.

                  Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                             1999                 % chg               1998
                                                           -------                -------          --------
   Operating Expenses:

   Selling and distribution                               $  2,177               (11.0)%           $  2,445
   Percentage of sales                                         4.0%                                     4.7%

   General and administrative                                1,640               (23.9)%              2,155
   Percentage of sales                                         3.0%                                     4.2%
                                                         ---------                                ---------

      Total Operating Expenses                            $  3,818               (17.0)%           $  4,601
      Percentage of sales                                      7.1%                                     8.9%

         Loss from Operations. Loss from operations of $148,394 and $1,304,605 for the three months ended September 30, 1999, and the comparable period in 1998, decreased by 88.6%.

         Management believes continued improvement in the branded price mix will be reflected in gross margins along with growth in volume will eventually turn losses from operations into profits.

         Loss from operations of $1,604,559 and $4,011,865 for the nine months ended September 30, 1999 and the comparable period in 1998, decreased by 60.0%



                 Three Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                             1999                 % chg               1998
                                                           -------                -------          --------
   Loss from operations                                   $  (148)                (88.6)%          $ (1,304)
   Percentage of sales                                       (0.7)%                                    (6.8)%

                  Nine Months Ended September 30, 1999 and 1998

                                                             1999                 % chg               1998
                                                          -------                 -------          --------
   Loss from operations                                  $ (1,605)                (60.0)%          $ (4,012)
   Percentage of sales                                       (3.0)%                                    (7.8)%








         Other Income and Expense. Interest expense of $166,736 and $109,298 for the three months ended September 30, 1999, and the comparable period in 1998, increased by 52.6%.

         Interest expense of $450,465 and $300,418 for the nine months ended September 30, 1999, and the comparable period in 1998, increased by 49.9%.

         Loss on sale of accounts receivable of $69,481 and $60,537 for the three months ended September 30, 1999, and the comparable period in 1998, increased by 14.8%.

         Loss on sale of accounts receivable of $193,986 and $98,469 for the nine months ended September 30, 1999, and the comparable period in 1998, increased by 97.0%.

         Increases in interest expense and loss on sale of accounts receivable resulted from higher borrowing levels.

         The loss on sale of accounts receivable represents fixed discounts on the accounts sold to the factor.

                 Three Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                                1999         % chg          1998
                                                             ---------       -------       ------
   Other Income (Expenses):

   Interest income                                           $   5             (26.1)%      $   7
   Percentage of sales                                         0.0%                           0.0%


   Interest expense                                          $(167)             52.6%       $(109)
   Percentage of sales                                        (0.9)%                         (0.7)%

   Loss on sale of accounts receivable                         (69)             14.8%         (60)
   Percentage of sales                                        (0.4)%                         (0.3)%

   Loss from joint venture                                       -            (100.0)%       (196)
   Percentage of sales                                         0.0%                          (1.0)%
                                                           -------                        -------

      Total Other Income (Expenses)                        $  (231)            (35.6)%    $  (359)
      Percentage of sales                                     (1.2)%                         (1.9)%

                  Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                                1999         % chg          1998
                                                             ---------       -------       ------
   Other Income (Expenses):

   Interest income                                           $      7          (9.6)%       $   7
   Percentage of sales                                            0.0%                        0.0%

   Interest expense                                              (450)         49.9%         (300)
   Percentage of sales                                           (0.8)%                      (0.6)%

   Loss on sale of accounts receivable                           (194)         97.0%          (98)
   Percentage of sales                                           (0.4)%                      (0.2)%

   Loss from joint venture                                        (16)        (94.7)%        (308)
   Percentage of sales                                            0.0%                       (0.6)%
                                                             ---------                     -------
      Total Other Income (Expenses)                          $   (654)        (6.5)%       $ (700)
      Percentage of sales                                        (1.2)%                      (1.4)%


                           Net Loss and Loss per Share
                 Three Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                                 1999                % chg              1998
                                                              ---------             --------         ---------
   Loss before minority interests                             $  (380)               (77.2)%         $(1,663)
   Percentage of sales                                           (2.0)%                                 (8.6)%

   Minority interests                                              27                  47.8%              18
                                                              ---------                              ---------
   Net loss                                                      (353)               (79.0)%          (1,645)
   Percentage of sales                                           (1.8)%                                 (8.5)%

   Preferred stock dividend required                                -               (100.0)%             (37)
   Percentage of sales                                             0.0%                                 (0.2)%
                                                              ---------                              ---------

   Net loss applicable to common                                (353)                (79.0)%          (1,682)
   Percentage of sales                                          (1.8)%                                  (8.7)%
                                                              =========                              =========
   Basic and diluted loss per share                           $  (0.02)              (80.7)%         $ (0.11)
                                                              =========                              =========
   Weighted Average Shares Outstanding                          16,010                  8.5%           14,763
                                                              =========                              =========


                  Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                               1999                  % chg              1998
                                                            ----------               -------        -----------
   Loss before minority interests                           $  (2,259)                (52.1)%       $   (4,712)
   Percentage of sales                                           (4.2)%                                   (9.1)%

   Minority interests                                              72                 302.6%                18
                                                           ----------                               ----------
   Net Loss                                                    (2,186)                (53.4)%           (4,694)
   Percentage of sales                                           (4.0)%                                   (9.1)%

   Preferred stock dividend required                                -                (100.0)%             (114)
   Percentage of sales                                            0.0%                                    (0.2)%
                                                           ----------                               ----------
   Net loss applicable to common                               (2,186)                (54.5)%           (4,808)
   Percentage of sales                                           (4.0)%                                   (9.3)%
                                                           ==========                               ==========
   Basic and diluted loss per share                        $    (0.14)                (55.6)%       $    (0.33)
                                                           ==========                               ==========
   Weighted Average Shares Outstanding                         15,346                   2.5%            14,644
                                                           ==========                               ==========



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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None.

ITEM 2.  Recent Sales of Unregistered Securities

         On November 16, 1999, the Company closed on the first phase of the registrants Preferred Stock Series B offering by selling 200,000 shares to accredited investors for the aggregate amount of $ 1,000,000. The transaction was made pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.


ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Results of Votes of Security Holders

         None

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Financial data.
                     27.0  Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RED OAK HEREFORD FARMS, INC.




         November 19, 1999                  By:  /s/ Gordon Reisinger
                                                 ----------------------------
                                                     Gordon Reisinger
                                                     President




         November 19, 1999                  By:  /s/ Harley Dillard
                                                 ----------------------------
                                                     Harley Dillard
                                                     Chief Financial Officer