Form 10-K
period 1999-12-31
RED OAK HEREFORD FARMS INC
filed 2000-05-01
CIK 939728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                      to
                                         ---------------------   ---------------

                        Commission File Number 033-89714

                          RED OAK HEREFORD FARMS, INC.
             (Exact name of Registrant as specified in its charter)

                       Nevada                                84-1120614
         (State or other jurisdiction of             (I.R.S. Employer I.D. No.)
         incorporation or organization)

      2010 Commerce Drive, Red Oak, Iowa                        51566
      (Address of principal executive offices)               (Zip Code)

                                 (712) 623-9224
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                                (title of class)
                                  Common Stock

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the issuer's voting stock held as of April 14, 2000 by non-affiliates of the issuer was $6,276,474.

As of April 14, 2000, the Registrant had 16,019,165 shares of the Registrant's Common Stock issued and outstanding.

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

         o The risk of the Company being unable to sustain relationships with suppliers and retailers as they could go out of business, or sell or purchase the products elsewhere for a variety of reasons many of which are beyond the Company's control.

ITEM 1.  Business

OPERATIONS OF THE COMPANY

         Red Oak Hereford Farms, Inc. Red Oak Hereford Farms, Inc. ("the Company") was founded for the purpose of creating a vertically integrated business enterprise to market and sell Red Oak Farms' premium branded products and other quality synergistic products including procuring, producing, processing, marketing, and distributing. Red Oak Farms, Inc. (ROF), a wholly owned subsidiary, has initially been establishing market share and a customer base through the marketing, distribution, and promotion of Red Oak Farms' Certified Hereford Beef ("CHB"). The CHB name, logo, and program were created by and are the property of the American Hereford Association ("AHA"). The Premium Hereford Beef ("PHB") name, logo, and program are the property of Red Oak Hereford Farms, Inc. During the fourth quarter of 1999 the AHA authorized procurement, harvest and sales of CHB product that competes with the Company's CHB program. In response, Red Oak Farms immediately executed its plan to increase its own brand equity by changing its fresh boxed beef product to "Red Oak Farms' Premium Hereford Beef." As a result, the Company lost some customers, staff and approximately one half of its fresh beef volume during this transition. Management is attempting to restore the lost volume through the efforts and trade contacts of its contracted sales organizations, specifically REW Marketing (through its HL Jackson Division), and Red Oak Farms Northeast Service Center. This plan contemplates bringing specific accounts onto the Red

Oak Farms' Premium Hereford Beef program. In fact, the initial group has already begun using Premium Hereford Beef in their stores on a test basis and will phase into complete adoption of PHB, based upon market acceptance, which includes verification of the positive attributes of the products. Specifically, these are superior taste, tenderness, juiciness and extended shelf appearance from the anti-oxidation effects of our Vitamin E supplemented feed regimen.

         Red Oak Farms' Premium Hereford Beef, a premium, branded, beef-product, capitalizes on the consistent consuming qualities inherent in Hereford and Hereford British based cattle, bred for centuries specifically for the eating quality of their beef. In addition, the program was designed to ensure the unique, premium, quality of PHB through a combination of United States Department of Agriculture ("USDA") and Company monitoring of cattle genetics, feeding, harvest, and fabrication. The Company harvests and fabricates qualified cattle at its contract packing plant and then sells its fresh, frozen, and further processed beef through traditional retail, food service, and other channels. The Company also continues some residual CHB production for one key account, Hen House Stores of Kansas City.

         ROF now seeks to market a selected variety of gourmet food products in North America, Europe and Asia. To this end, the Company, in 1999, concluded arrangements with International Trading Partners, LLC, to market "Royal Salmon of Norway," seafood products and continues to seek other sources of gourmet food items from both the United States and Europe, which complement its premium beef product line. The Company is taking these steps, at least in part, as a reaction to the loss of customers and revenue from the fresh beef branding transition described above. It is our belief that by expanding into other gourmet food products we will broaden our base sufficiently so as to protect against a similar occurrence. These products will be marketed primarily through the existing customer base, food service, hospitality and direct sales activities of the Company.

         The Company was originally incorporated in 1989 and began its current business in 1997 with the acquisition of its cattle and branded beef operations.

Branded Beef Products

         The Company, through ROF, slaughters, fabricates, and further processes Premium Hereford Beef. The Company also plans to acquire and process products, along with its beef, to produce convenience meals. Examples of these are: ROF Premium Beef precooked products, frozen ground chuck patties, additional precooked offerings, beef jerky and sticks and other items designed to reduce consumer shopping and preparation time.

         The Company's branded PHB sales come primarily from the following categories: fresh boxed beef in traditional primals such as short loins, ribs, chucks, rounds, etc., frozen boxed primals, primarily for export, and portion controlled beef for food service and mail order. The Company receives a premium to the commodity beef market price for these branded products. Some products are sold into the commodity market due to lack of demand for those particular products from "branded" customers. The Company acquires qualified cattle based on a pricing formula for the carcass, which is applied after setting an initial price at the top of the commodity cattle market. This formula values the carcass according to a set of criteria including fat cover measurement, USDA quality grade (select and choice), and disqualifies carcasses which are unsuitable due to having more than 1.1 inch of back fat, USDA standard quality grade

(inadequate finish), dark cutters, "B" and "C" maturity (too old), and other issues. The Company's branded prices are then set at a premium to the commodity beef prices. This relationship between the commodity base of "raw material" and "finished product" prices known as the "cut out" moves according to supply and demand and other issues in the commodity beef industry. The Company, therefore, remains subject to the "cut out", which due to concentration and averaging by the major packers occasionally dips into a negative gross margin. The Company has procedures in place to disconnect from this commodity structure and increase the prices it receives through its retail supermarket, food service, value-added and direct sales programs. It is now incumbent on its reorganized sales team to do so.

         Cattle Procurement. Midland Cattle Company ("Midland"), a wholly owned subsidiary, is in the business of identifying, sourcing, purchasing and reselling feeder and fed cattle. Midland is primarily responsible for developing the supply of PHB and CHB for ROF and the Red Oak procurement program and serves as the agent for fed cattle destined for the Red Oak program.

         Midland personnel establish the base price for which ROF assigns price values for each carcass using a grid formula based on hot carcass weight and quality and yield grade factors. Midland also has primary responsibility for the maintenance of ROF's cattle on feed records and in maintaining the quality, type, and marketing timeliness of PHB program cattle. Midland also deals in commodity cattle of all types, and since the inception of the Red Oak program has specialized in sourcing, procuring and selling qualified feeder cattle to participating feedlots located primarily in Iowa and Nebraska.

         The Company has moved to concentrate more on branded consumer product marketing and less on cattle trading. The gross revenue generated by the trading is substantial but the small margins available have led the Company to refocus some of Midland's personnel by moving them into ROF to assist with the procurement function. Midland will continue to place cattle in ROF's supply channel and engage in some non-PHB cattle trade.

         Red Oak Feeders, LLC ("Feeders"), a wholly owned subsidiary, was formed to develop a supply of qualified cattle. The Company places cattle on feed through Feeders to provide an adequate inventory to supply PHB customers. In 1999, these cattle lost money for the Company because of market conditions and some transactions initiated in 1998 and closed in 1999. The Company is required to have beef inventory in order to provide its customers an uninterrupted supply. Using this inventory held by Feeders, the Company is able to sustain market presence while creating a reputation for reliability and sustaining a credible track record. Management plans to limit exposure to cattle market fluctuations by continuing to organize producers and creating incentives for participation in the program. Regardless of the Company's participation in cattle feeding, it believes that its procurement capacity will provide secure qualified supplies to meet the demand for PHB.

         Harvest and Processing. Cattle from all over the United States that have been identified in the field as genetically qualified for the Company's PHB program are brought into the Midwest to be fed primarily within a 200 mile radius of the contract packing plant in Omaha, Nebraska. Qualified cattle are delivered to the packing plant where Company and USDA personnel approve them prior to slaughter. Company personnel monitor the harvest, breaking, fabrication, and boxing processes. Primals are placed in Red Oak Farms' boxes and aged in a refrigerated public warehouse. Occasionally, beef is frozen for the export market or to build inventory for mail order or future sale. The Red Oak Farms' products are then released for shipment in refrigerated public carriers to customers by Red Oak Farms' personnel. Hides, offal, and some trim are sold back to the packing plant. The agreement with the contract processor provides capacity of a minimum and maximum number of cattle to be harvested per week. It is inspected, approved, and audited by USDA and monitored by Company personnel as part of the Company's total quality management plan and PHB program specifications.

         Sales. Throughout the life of both the CHB and then PHB programs, consistent sales of a broad product mix and recruitment of new retail supermarket accounts that can effectively operate the program has been a challenge. During the fourth quarter of 1999, the Company lost a good portion of its in-house sales force, in part due to the changeover from the CHB program, and replaced it by contracting with H.L. Jackson and Associates, a division of REW Marketing, Inc. ("REW"). REW has successfully created and administered programs with major branded food companies. REW will operate a full-scale marketing and sales effort in the mass and club format stores. REW has contracted with Marketing Specialists, Inc. to manage sales efforts in the conventional retail supermarket industry. The Company will expand market presence and sales of PHB and other ROF products through brand identity and traditional marketing methods. These methods include direct calls on potential distributors, retail supermarket and food service customers, advertising and promotion activities, provision of feature items, point of sale material, and training of store personnel. In-house sales personnel and distributors also participate in the sales, service, and follow-up function. The Company sells its beef at a premium to the commodity beef market because of the higher cost of the cattle and the higher quality and value of the Company's products. Beef has rarely been marketed like other consumer products. Independent research and Company experience have shown that certain consumers will pay more for consistently tender, tasty, and juicy beef. In the past, the Company strategy brought retail supermarket customers on at less than full branded price. The price was then increased to full branded as the retail supermarket and its consumers realized the value of the product, i.e., reduced shrink (markdown due to discoloration) reduced trim, consistent tenderness, tastiness, and juiciness, and consumer demand. This process required approximately three to twelve months. Presently, depending upon product mix and volume, new stores are brought on at full or near full branded price. The Company expects price resistance to diminish somewhat as customers experience the benefits which should allow the Company to receive higher premiums and increase gross margins. It is management's intention to market the Company's products at the highest value and premium price through the most beneficial channels of marketing and sales.

         Customers of ROF consist primarily of quality and value-oriented up-scale retail supermarket stores, food-service outlets, high-end restaurants and export accounts. To support this customer base, the Company is adding the personnel and systems to manage the orderly processing, marketing and sales of product lines. Using and expanding this mix of customer classes, the Company continually strives to market and sell its PHB in a way that maximizes carcass utilization. The ideal customer mix is a cross-section of retail, food service, export, and direct sale customers that purchase different carcass product mixes. This main component of the Company's business has begun to place new emphasis on marketing through a broadened product mix; Precooked Products, "My Favorite Jerky", Beef Sticks and Seafood, as well as improved point of purchase, beef counter organization, further processed products and advanced labeling as to cooking methods and recipes. These efforts are consistent with management's plan to increase gross margin by improved marketing for the entire Company.

         Branded Beef Industry and Competition. The Company is a "branded" consumer product marketing company with PHB as its lead product. Branded or private label beef and other products have been in existence in one form or another for about as long as the packing and retailing industries. However, breed specific programs have developed primarily in the last decade with the American Angus Association's Certified Angus Beef(R) Program ("CAB") leading the field in sales.

         The most widely recognized branded beef product, CAB, is the largest competitor of the Company, although other private label branded beef producers are also competitors. Some of these competitors have been in existence far longer than the Company, are better capitalized and have access to financial and marketing resources superior to those available to the Company. However, management believes that none of their competitors have as consistently tender, tasty, and juicy beef products as PHB.

         In the direct sales arena, "Omaha Steaks", has created a large market for its mail order beef and other food items. "Omaha Steaks" has a large well-established customer base and while offering formidable competition, they validate the potential in the mail order beef business.

         "Laura's Lean" is another branded beef competitor which sells a very lean mix of beef and is offering a branded full case program to the retail supermarket industry.

         In the consumer products area, Hormel and Harris Ranch are the main competition to our pre-cooked items, Jack Links and Oberto in the jerky category and a myriad of Nova Scotian, Scottish, Alaskan, and other salmon / seafood imports versus our Norwegian seafood program.

Red Oak Farms' Value-Adding

         The Company devoted new emphasis to value-adding research and development, and implementation of further processing, packaging and creative marketing during 1999. Customers have requested certain value-added products which the Company is proceeding to produce. Gross margins in many beef products can be increased through these processes. The branded beef business becomes a supplier for the value-adding further processing. Cuts which are difficult to include in the branded product mix can be utilized at branded or near branded price, and then demand a strong margin in the value-added arena.

         Precooked Products. The Company plans to eventually offer ten or more precooked consumer packaged beef products, some of which may be packed with other microwave-ready products for combination meals. Product development, which began in early 1999, is now complete and production underway for four microwaveable precooked products; "Family Size" 16 oz. Pot Roast, four individual servings (6 oz.) Pot Roast (24 oz. per package), Barbecued Beef Ribs (16 oz.), and a 16 oz. Tri-Tip (sirloin) roast. These initial four precooked products received preliminary approval at two of the largest retail supermarket operations during 1999, and they are now in production. Both Pot Roasts and the Barbecued Ribs won the "Best of Show" Award for 2000 from the American Tasting Institute. The Company has contracts with cooking-packaging operations in Omaha and Chicago, and is negotiating with two others. Management believes that these products have excellent volume potential and can "open doors" for other ROF lines.

         Packaged Beef Products. The Company has continued to monitor development of case ready packaging and has evaluated two contract case-ready plants. The largest retail chain in the United States and largest packer have recently announced collaboration toward that end. Demand among ROF's current customer base should assure an opportunity to bring these products to the market and begin to meet demand from other customers. Portion control and shrink-wrapping beef for the food service and mail order enterprises is both packaging and the first level of "further processing" because of trimming the product.

         Further Processed Beef Products. Further processing means fresh or frozen boxed beef undergoes value enhancing "processes" like cutting, complete or partial cooking, convenient portion packaging, and combining with other food products. During the last half of 1998, the Company introduced My Favorite Jerky, ("MFJ") which leads the Company's entry into the shelf stable, branded, consumer product market with this high protein, natural style beef jerky. Unfortunately, due to limited working capital and staff constraints, "My Favorite Jerky" failed to achieve substantial distribution in 1999. Unsuccessful sales attempts required absorbing not only production and development costs during 1999, but also a significant writedown of expired inventory. As a result of these events, this product line contributed significantly to the 1999 operating losses.

         Efforts in trade sales activities, including tradeshows, customer calls, and event promotions, and sampling programs were often costly, however, the Company believes that the continuing exposure was valuable. REW is now working to secure commitments from two of the largest snack food distributors in the United States, as well as one regional and one national "mass retail" account. Broadening its meat snack line into the popular "meat stick" portion of the snack category the Company completed test runs at its co-packer in December of 1999. Subsequently, marketing efforts are underway. While the start up has been expensive and slow, as a part of the growing meat snack business, the growth prospects combine with excellent margins to make MFJ a potential profit center for the Company. MFJ is contract processed and packaged using a proprietary formula and is free of nitrates, added MSG, and artificial preservatives. Both MFJ and meat sticks have elicited good interest from distributors and acceptance by consumers. Other further process value-adding activities include cooking, stuffing, and other pre-preparation techniques which respond to the consumer demand for convenience and quality. This value-adding segment of the business benefits also from the Company's access to other goods for use in the value-added business.

         Certain financial information about company segments is required for the last three fiscal years, including revenue, operating losses, and identifiable assets. The Company has four reportable segments: boxed beef, cattle trading, cattle feeding, and beef jerky. See note 14 of Notes to Consolidated Financial Statements.

Red Oak Farms' Import-Export

         The Company's Korean export business has had strong sales in 1999, relative to 1998, amounting to approximately 7% of total boxed beef sales. Distribution into other Pacific Rim countries continues to be developed by an import-export distributor in business with the Company, however, the process is slow in this part of the world. The Company plans to supply beef for export to Europe through its European Division and has a European Union (EU) approved contract packer and systems to supply the beef products currently in place.

However, certain EU policies place prohibitive conditions on this business presently, including prohibition of beef from hormone implanted cattle. The Company is working on a system based on natural enzyme replacements for the hormone implants now in use, to overcome those, and meet a huge demand for PHB in Europe. The Company has also developed its own European export system and associations. These associations also provide the opportunity to import gourmet food products and materials for distribution adding value and resale under the ROF quality brand. Examples of these products include ingredients for use in convenience packaged ROF pre-prepared meals, gourmet seafood, candies, pastries, spices, and sauces.

European Division

         During 1999, Red Oak Farms Europe, BV, was created as a wholly owned subsidiary. It is headquartered in Utrecht, Netherlands. The Company has agreements with a meat packer, processor, distributors, investors and other synergistic individuals and entities. During the first quarter of 2000, Red Oak Farms Europe was set up to sell Red Oak Farms' "My Favorite Jerky" Beef Sticks, and Royal Salmon of Norway through a sales and distribution infrastructure in 17 countries.

         Royal Salmon of Norway is also being distributed through the Red Oak Farms Europe organization. ROF is the exclusive distributor of Royal Salmon of Norway for the United States and in Europe on a non-exclusive basis. Current retail supermarket and foodservice customers have expressed interest, and REW and Marketing Specialists have prospects for substantial volumes of this premium smoked and marinated salmon.

Marketing and Distribution

         Marketing, distributing and selling premium beef and other food products is the central aim of the Company. Using the best beef in the world today as the initial product and capitalizing on the quality of that product by improving the beef margin through value-adding and creative market channels should help make the Company profitable. This will be accomplished through the marketing and sale of high margin, branded, consumer food products. Limited financial resources and limited contacts by in-house sales/marketing staff made the Company unable to improve all aspects of retail supermarket and food service marketing. Looking forward, the Company has dedicated considerable resources to discovering and developing new market channels where higher margins are possible, and has hired REW to help identify and execute in those arenas.

         The Company worked on the new product and packaging development of the precooked line of products, Beef Sticks, and 4 oz. Jerky.

         Presently, ROF advertises PHB on its web site, but almost exclusively to industry and shareholders.

         In 1998, the Company initiated distributor-based sales directly to food service customers. Unable to generate volumes necessary for this relationship to work primarily due to prohibitive delivery expense, the relationship was ended in 1999.

         The Company's primary activity remained beef focused, and included development of new products. Led by Red Oak Farms' Premium Hereford Beef and its precooked products, Royal Salmon of Norway, and European "My Favorite Jerky" Beef Sticks, the Company continued its efforts to recast itself as a consumer products business with a broad enough base to withstand market variances in its individual product categories.

Government Regulations

         The Company is subject to certain government regulations. The USDA (United States Department of Agriculture) "Packers and Stockyards Act" mandates the maintenance of particular records and bonds for both Midland and ROF as buyers of cattle. The USDA's Packers and Stockyards Administration performs an annual audit to ensure compliance.

         PHB is an USDA approved marketing program having unique live animal and grade specifications. The Company is charged with insuring that all harvested cattle comply with these qualifications. The USDA audits every phase at production for specification compliance. The USDA also administers the regulations of food safety inspection service to which the Company and its suppliers are subject.

Employees

         The Company employs a total of 22 people of which 18 are at ROF, 2 are at Midland, and 2 are at MFJ. Two people are full-time contract employees and one person is a part-time contract employee. Midland also pays commissions to approximately ten independent sales people. In addition, the Company has outsourced its sales and sales management functions to the H.L. Jackson division of REW Marketing, Inc. The Company compensates this entity through commissions based upon sale of its products to the accounts the entity services. Specializing in food and related products, REW / Jackson is among the most recognized and respected "key account" sales organizations in the country.


ITEM 2. Properties


         The Company leases office space from the Company's President and his spouse. The annual cost of the one-year lease is $48,000. The Company believes the rental is at least as favorable as what it could obtain from an unaffiliated party. The leased office space of approximately 4,700 square feet houses the Company's subsidiaries.

         The Company, through its Midland subsidiary, leases approximately 30 acres as a cattle collection, holding and sorting facility near Red Oak, Iowa and owns the buildings, equipment and vehicles located on the property. The lease is for a 11-year term of which 10 years remain and is at a rate of $3,300 per month. Adjacent to this leasehold, the Company owns a 10-acre tract with a residence for an employee.

ITEM 3.  Legal Proceedings


         The Company in the normal course of business is engaged from time to time in legal proceedings. There are no pending material legal proceedings involving the Company to its knowledge.



ITEM 4.  Submission of Matters to a Vote of Security Holder


         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ending December 31, 1999.

                                     PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters


         The Company's Common Stock is listed on the Over-The-Counter Bulletin Board under the symbol "HERF." As of April 14, 2000, the Company had 311 holders of record and estimates that it has approximately 2,200 beneficial holders. The Company has never declared a dividend on its Common Stock and does not intend to pay cash dividends on its Common Stock in the near future.

         The Company's Common Stock began trading in March of 1997. The published bid and ask quotations for the previous two fiscal years are included in the chart below. These quotations represent prices between dealers and do not include retail markup, markdown, or commissions. In addition, these quotations may not represent actual transactions.


                                                             Bid Prices                         Ask Prices
                                                       High               Low               High             Low
                                                       ----               ---               ----             ---
Fiscal Year 1998
First Quarter                                         7.8125           4.59375             8.125             4.75
Second Quarter                                          6.25              3.00             6.375           3.0625
Third Quarter                                          4.125            1.3125             4.375             1.50
Fourth Quarter                                        1.7812             .6875             1.875            .8125

Fiscal Year 1999
First Quarter                                           2.50             .9375             2.625            1.125
Second Quarter                                          1.50             1.062             1.625            1.325
Third Quarter                                           1.46              .968              1.59             1.03
Fourth Quarter                                         2.125              1.25              2.25           1.3125

Fiscal Year 2000
First Quarter                                           2.50              1.31              2.68            1.375
Second Quarter (through April 7, 2000)                  2.06              1.81              2.18             2.09


         The foregoing figures were furnished to the Company by the National Quotation Bureau, 1 Penn Plaza, 15th Floor, New York, New York 10001.

         On January 29, 2000, the Company sold 1,200,000 units, with each unit consisting of one share of Series B 4% Cumulative Convertible Redeemable Preferred Stock and one Common Stock Purchase Warrant. Each unit was priced at $5.00 per unit resulting in the Company raising $6,000,000. The units were sold in a private placement pursuant to rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Each investor was an "accredited investor" as defined in Regulation D.


Preferred Stock

The Company has authorized and issued 1,200,000 shares of Series B 4% Cumulative Convertible Redeemable Preferred Stock, par value $.001 per share with no voting rights. The Series B Preferred Stock is senior to the Company's Common Stock. Dividends are cumulative and accrue interest at the rate of 4% per year. The Series B Preferred Stock is redeemable by the Company upon notice for $5.00 per share plus accrued dividends. Each share of the Series B Preferred Stock is convertible into five shares of the Company's Common Stock.

The Company has authorized 2,000,000 shares of Series C Convertible Preferred Stock, par value $.001 per share with no voting rights. Series C Preferred Stock is senior to the Company's Common Stock. Each share of the Series C Preferred Stock is convertible into five shares of the Company's Common Stock.

ITEM 6.  Selected Financial Data

         Selected consolidated financial data with respect to the Company for each of the last three fiscal years is set forth below. This data should be read in conjunction with the Consolidated Financial Statements of the Company and related Notes thereto for the corresponding years, which are contained in Part IV of this Form 10-K.

              Fiscal Years Ended December 31, 1999, 1998, and 1997
                      (in thousands, except per share data)

                                                                   1999                1998                 1997
                                                              ---------------     ---------------      ---------------
Operational Data:
Total Net Sales                                                     $ 71,568            $ 68,762            $ 105,326
Gross Profit                                                           2,845               1,195                2,033
Total Operating Expenses                                               5,345               5,912                6,251
Loss From Operations                                                  (2,500)             (4,717)              (4,218)
Net Loss Applicable To Common Stockholders                            (3,633)             (6,741)              (4,515)
Basic And Diluted Loss Per Share                                       (0.23)              (0.46)               (0.33)
Weighted Average Shares Outstanding                                   15,539              14,719               13,619

Balance Sheet Data:
Working Capital (Deficit)                                           $ (1,742)           $ (2,646)             $ 2,021
Total Assets                                                           6,057               2,971                5,976
Total Liabilities                                                      9,661               6,302                4,273
Minority Interest                                                       (223)               (104)                   -
Stockholders Equity (Deficiency)                                    $ (3,381)           $ (3,227)             $ 1,703

Cash Flow Data:
Net Cash Used in Operating Activities                               $ (3,983)             $ (206)            $ (5,522)
Net Cash Used in Investing Activities                                   (283)               (769)                (581)
Net Cash Provided by Financing Activities                              4,267                 978                6,116
Increase in Cash                                                           1                   3                   13
Cash, Beginning of Year                                                   16                  13                    -
Cash, End of Year                                                       $ 17                $ 16                 $ 13

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

         On May 19, 1997, the Board of Directors of the Company approved an agreement to exchange stock pursuant to which the Company issued 1,538,462 shares of restricted Common Stock of the Company in exchange for all of the issued and outstanding shares of Midland, an Iowa corporation. Started in 1985 as an Iowa joint venture, Midland reorganized on May 19, 1997 as a corporation formed under the laws of the state of Iowa. Midland, a wholly owned subsidiary, is in the business of identifying, sourcing, purchasing, and reselling feeder and fed cattle. Midland is primarily responsible for developing the supply of qualified cattle for the CHB and PHB programs, and serves as the procurement agent for fed cattle destined for the CHB and PHB programs. Midland also deals in commodity cattle of all types, but since the inception of the CHB program has specialized in sourcing, procuring, and selling qualified feeder cattle in participating feedlots located primarily in Iowa and Nebraska.

         On December 12, 1997, the Company formed a subsidiary, Feeders, a limited liability company, to develop a supply of CHB for the Company by financing the feeding of CHB cattle for sale to ROF. Feeders commenced operations at the end of December 1997. Through a 50% investment in a joint venture, Quality Feeders, LLC, a Nebraska partnership was formed by Feeders and MoorMan's Inc. Quality Feeders, LLC bought cattle from Midland and others, placed the cattle in feedlots, and oversaw the feeding pursuant to ROF standards.

         The primary business activities of the Company are conducted through its subsidiaries and limited liability companies, ROF, Midland, Feeders, and MFJ. ROF is engaged in the management and marketing of PHB and CHB products. In this effort, ROF markets the PHB and CHB products and arranges the appropriate processing, packaging, and delivery. Further processed and value-added products will be developed by ROF and MFJ. Midland is engaged in the procurement of PHB and CHB cattle and in this effort Midland buys and sells feeder cattle in wholesale markets and places Hereford feeder calves and yearlings in feedlots approved for the PHB and CHB programs.

         The consolidated financial statements include the accounts of the Company and its subsidiaries and limited liability companies, ROF, Midland, Feeders, and MFJ. The Company has incurred recurring losses and negative cash flows from operations since its inception. The Company has not yet been successful in establishing profitable operations and is in technical non-compliance with a certain inventory loan agreement. Management is in the process of completing a private placement offering. Efforts are also underway to increase product awareness and broaden product lines through marketing efforts, which should improve profitability and cash flow. In addition, the Company has developed an operating plan including operating budgets to facilitate monthly analysis of operations. Although there is no assurance that the Company will be successful in achieving profitable operations, management believes these steps will enhance the Company's ability to achieve favorable operating results.

The "MD&A" analysis includes percentage change evaluations. These percentages (%) may not add as a result of rounding

Liquidity and Capital Resources

         As of December 31, the Company had consolidated cash and cash equivalents balance of $17,067, $16,079, and $12,993 for 1999, 1998, and 1997,
respectively.

Liquidity and Capital Resources Data:

              Fiscal Years Ended December 31, 1999, 1998, and 1997
                                 (in thousands)

                                                          1999       % chg         1998       % chg         1997
                                                          ----       -----         ----       -----         ----
Working Capital (Deficit)                              $(1,742)        (34)%    $ (2,646)      (231)%       $2,021

Increase in Cash                                             1         (68)%           3        (76)%           13

Cash Beginning of Period                                    16           24%          13           -             0

Cash End of Period                                          17            6%          16          24%           13

Stock and Additional Paid-In Capital                   $10,916           48%     $ 7,400          29%       $5,753


         The Company continues to require additional cash to meet operational requirements on an ongoing basis. Management has plans, including selling its securities in private placements, continuing the issuance of debt to affiliated parties, to provide this cash until positive cash flows can be achieved. Management believes that with this cash, the Company can move into profitability through several planned steps.

         o Regain lost volume and increase volume and sales in Red Oak beef and other products through REW and Marketing Specialists.

         o Continue to implement pricing changes in both branded and commodity boxed beef.

         o Initiate sales of Red Oak Farms' Precooked products.

         o Continue to reduce the percentage of its product sold into the commodity beef trade.

         o Initiate sales of Royal Salmon of Norway from Red Oak Farms.

         o Continue to monitor and improve gross margins.

         o Secure the customers presently identified necessary to increase volume to a profitable level.

         o Continue to bring on higher margin products, such as beef jerky and other gourmet products, to increase the overall gross margins.

         Management believes the Company requires a minimum of $5,000,000 to launch its precooked, jerky, seafood, and other products. Additional capital and asset based lending will be required as these new product lines are expanded and the related sales base continues to grow. Although the Company continues to receive capital, there are no assurances the Company will receive the necessary funding to accomplish the successful maintenance and growth of the sales base.

         The Company's sources of cash include issuance of Common and Preferred Stock, sales of accounts receivable, borrowings on asset based lines of credit, issuance of private debt, and equipment leases. The Company continues its investment in premium branded beef product development and other quality synergistic products. The Company requires additional resources to move to the next stage of development. Cash resources will be critical to the success of the Company, and management is engaged in discussions with sources of capital, as well as conducting a private placement offering.

         Cash Flows from Operating Activities. The Company's cash flows from operating activities required cash of $3,983,000, $206,000, and $5,522,000 in fiscal 1999, 1998, and 1997, respectively. Operating losses resulted primarily from the following five activities:

         o Pricing concessions are used in new retail supermarket customer recruitment including discounts to full branded price and provision of feature items. Maintaining inventories adequate to supply existing and new customers is essential as the Company attempts to continue expanding its customer base and product demand to levels which will cover operating expenses.

         o Although significant improvement in the percentage of branded versus commodity sales was achieved by late 1999, losses were generated by commodity sales of product produced by cattle harvested to fulfill customer demand for various cuts.

         o In late 1999, loss of significant customers, because of the initiation of a competing CHB program, had a negative influence on otherwise improved margins and related cash flow. The Company is developing a defensive posture to minimize the impact of losing a significant customer as we continue to focus on the expansion of the selective customer base.

         o The continued development of Beef Jerky during 1999 requires additional resources to market and distribute our new consumer snack products. Unsuccessful sales attempts required absorbing not only production and development costs during 1999, but also a significant writedown of expired inventory. This product line contributed $ 838,000 to the 1999 operating losses. However, through restructuring this product line and additional capital support, the Company plans a successful rollout during 2000.

         o Losses have been incurred from implementing the Company's strategy of realigning the customers into an efficiently served customer base, including both retail supermarkets and food service market channels. A significant shift to branded premium pricing continues to reflect opportunity for favorable results. The Company continues to expand the development and marketing of value-added consumer beef products.

         Increases in depreciation and amortization, services for Common Stock, loss from partnership, loss on disposal of assets, increases in checks in excess of bank balances, and issuance of Preferred Stock provided cash to absorb the majority of the operational losses for 1999.

         At December 31, 1999, accounts receivable was $1.6 million compared to $1.0 million in 1998 primarily as a result of an increase in sales. During 1998, the Company entered into an agreement whereby it sells selected accounts receivable without recourse to a factor. The immediate sale of receivables to the factor contributed to the significant decrease in accounts receivable during 1998. The Company however, does not sell all receivables to the factor, contributing to the increase in receivables for 1999. See note 5 of Notes to Consolidated Financial Statements.


Selected Cash Flow Data:

              Fiscal Years Ended December 31, 1999, 1998, and 1997
                                 (in thousands)


                                                  1999          % chg            1998            % chg            1997
                                               ------------   -----------      ---------       ----------        -------
Cash Flows from Operating Activities:
Net Loss                                          $ (3,622)        (45)%       $ (6,576)              46%      $ (4,498)
Adjustments to reconcile cash used
   in operating activities:
Depreciation & Amortization                            122          (7)%            130               39%            94
Services for Common Stock                               26         (95)%            472              281%           124
Loss from Partnership                                   16         (98)%            659                -              0
Minority Interest in Subsidiaries                    (168)           62%           (104)               -              0

Loss on Disposal of Assets                               2             -              0                -              0
Change in:
   Accounts Receivable                               (755)        (125)%          2,983              534%           471
   Inventories                                     (2,223)       (3288)%             70              119%            32
   Prepaid Expenses                                     37        (459)%            (10)           (190)%            11
   Checks in Excess of Bank Balances                   139        (205)%           (132)            (90)%        (1,301)
   Accounts Payable and Accrued
      Expenses                                       2,445            6%          2,303            (608)%          (454)
                                                 ---------                     --------                        --------
Net Cash Used in Operating Activities            $ (3,983)           95%       $   (206)            (96)%      $ (5,522)

         Cash Flows from Investing Activities. Investing activities required cash of $283,000, $769,000, and $581,000 in fiscal 1999, 1998, and 1997, respectively. In fiscal 1999, the Company used cash to acquire assets, to purchase intangible assets, and to reserve funds for compliance with the "Packers and Stockyards Act".

Selected Cash Flow Data:



              Fiscal Years Ended December 31, 1999, 1998, and 1997
                                 (in thousands)


                                                 1999           % chg          1998             % chg           1997
                                            ---------------   -----------   ------------      ----------     -----------
Cash Flows from Investing Activities:
Proceeds from sale of property                          $0        (100)%          $ 17               -              $0
Purchases of PP&E                                      (82)          31%           (62)           (13)%            (71)
Purchase of Intangible Assets                           (8)        (97)%          (250)               -              0
Restricted Cash                                       (207)         (1)%          (209)               -              0
Changes in Other Assets                                 13        (119)%           (65)            560%            (10)
Investment in Partnership                                0        (100)%          (200)           (60)%           (500)
                                                    ------                      ------                          ------
Net Cash Used in Investing Activities               $ (283)        (63)%        $ (769)             32%         $ (581)

         Cash Flows from Financing Activities. Financing activities provided cash of $4,267,000, $978,000, and $6,116,000 in fiscal 1999, 1998, and 1997 respectively. Cash from financing activities in fiscal 1999 was derived from borrowing on the line of credit and proceeds from the issuance of notes payable to affiliates. Also, a private placement offering, as of December 31, 1999, has raised in the aggregate $3,491,000. See Consolidated Statements of Changes in Stockholders Equity in Financial Statements and Consolidated Statements of Cash Flows.

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

         During 1998, a major stockholder provided $410,000 through notes payable to the Company. During 1999, another stockholder provided $1,000,000 through a revolving line of credit. See note 7, paragraphs B & C of Notes to Consolidated Financial Statements. Additionally, affiliates are continuing to extend credit to ROF until completion of a private placement.

         The Company entered into a settlement agreement to restructure the Company's outstanding indebtedness to a creditor. See note 7, paragraph E of Notes to Consolidated Financial Statements.

         Equipment lease financing, issuance of a long-term note payable for investment in product development, and issuance of long-term notes for cattle procurement provided funding resources for the continued growth and development of premium branded beef products.

         The Company continues to develop financing through the issuance of equity, sale of accounts receivable, and the expansion of asset based debt. Capital formation is critical to the operation of the Company and continued growth and development of premium branded beef products. Capital is also critical to the marketing and distribution of other quality synergistic products under development by the Company. Additional revolving credit will be required as the Company continues to grow the customer revenue and related inventory requirements.


Selected Cash Flow Data:

                                                           Fiscal Years Ended December 31, 1999, 1998, and 1997

                                                     1999          % chg           1998              % chg       1997
                                                   ----------    ----------     ------------    -----------    ---------
Cash Flows from Financing Activities:
Net Proceeds from Issuance of Common Stock               $0        (100)%       $1,175              (78)%         $ 5,278
Net Proceeds from Issuance of Preferred Stock         3,491             -            0                  -               0
Net Borrowing on Line of Credit                         175        (121)%         (830)            (296)%             424
Proceeds from Issuance of Notes Payable               1,000           52%          656                  -               0

Repayment of Notes Payable                                0        (100)%         (246)                 -               0
Proceeds from Long-Term Debt                             19         (95)%          350              (33)%             525
Payments on Long-Term Debt                             (418)         231%         (126)              546%             (20)
Purchases of Treasury Stock                               0             -            0             (100)%             (31)
Distributions Paid                                        0             -            0             (100)%             (60)
                                                     ------                     ------                            -------
Net Cash Provided by Financing Activities            $4,267          336%       $  978              (84)%         $ 6,116


Market Risk

         The Company is exposed to the impact of changes in interest rates, foreign exchange rates, and commodity prices. The Company manages such exposures through the use of contracts when deemed prudent.

         Current financing is predominately fixed or related to United States prime interest rates. As the performance of the Company improves, the risk premium paid above prime on asset based lending will be negotiated to lower levels. Conversely, continued losses will continue the risk premium.

         All exported products are currently sold in United States dollars to United States trading companies for export. As the Asian economies continue to improve during 2000, the Company anticipates improved sales demand from Asia.

         As the Company continues to nurture a selective and strategic customer base, it needs to maintain a defensive position for the potential loss of any key customer(s) from competition in the market place. The decision to move away from the CHB program with our own branded product, Premium Hereford Beef, creates a competitive opportunity for those distributors and packers who may choose to participate in the Certified Hereford program. As the Company grows the sales base of its own branded product, Premium Hereford Beef, the risk of a competitor using the PHB brand is eliminated.

         In the development of added-value branded consumer products, the Company must invest significant management and capital resources for successful supply chain development and management. These rollouts also require marketing and distribution support essential to successful improvement in related product margins. This process will require additional capital and asset based lending. There is risk that the company may not receive sufficient funding for these product developments.

         Hereford cattle purchased by Midland and ROF for further marketing, processing, and distribution are exposed to the impact of changing commodity prices. Commodity risk is present at various levels of the Company's business cycle, including: procurement, production, processing, and distribution of the ROF beef products. The procurement of yearlings and calves, reselling of the qualified animals to feeders, purchasing of the fat cattle for processing, the related dressed cattle on the rail and related by-products, the fabricated boxed primals, and several of the subsequent value-added consumer products are all affected by commodity market risk.

         Hedging and contract purchases for cattle are periodically utilized by ROF to minimize market risk and to insure that adequate supply of qualified Hereford cattle is available to meet the current and growing sales demand.

         ROF pays a market premium to the feeder for producing qualified cattle that comply with certain genetic, diet, weight parameters, and certain grading specifications. This premium above market generates market risk, as this additional cost must be passed on to the distributor and ultimately the consumer for this premium branded consumer product. While developing brand equity, consumer demand, and consumer loyalty, ROF has been investing in market penetration through pricing, which provides lower than preferred margins.

Results of Operations

Comparison of the years ended December 31, for the fiscal years ended 1999, 1998, and 1997.

Revenues-Net Sales

         Net Sales. Net sales of $71.6 million, $68.8 million, and $105.3 million were generated by the Company for the fiscal years ended 1999, 1998, and 1997, respectively. Net sales increased 4% from 1998 to 1999 and decreased 35% from 1997 to 1998. The 1998 decreases were primarily attributable to lower volume and market prices in cattle trading operations. During 1999, the increase in net sales resulted from increases in the volume of boxed beef sales and an improvement in related branded beef margins.

         Net sales of branded beef products increased to 64% of net sales for 1999 from 53% for 1998. The Company continued to focus on growth in volume during 1999 through increases in the customer base. Emphasis is placed on growth of branded beef product sales while continuing efforts to integrate value-added products with significantly higher gross margins. However, the Company lost customers to pricing concessions from a competitor, reflecting the marketing and distribution risk in the marketplace. The loss of these customers diluted the momentum the Company was achieving in the fourth quarter through improved margins and volume, slowing the otherwise improved performance.

         Cattle trading net sales decreased to 36% of net sales for 1999 from 47% for 1998. Midland has been refocused to have responsibility for developing the supply of qualified Hereford cattle for ROF. Volume in 1999 was reduced due to a reduction of non-CHB cattle business. The gross revenue generated by trading is substantial but the small margins available have led the Company to refocus some of Midland's personnel and activities by moving them into ROF to assist with the procurement function. Midland will continue to place cattle in ROF's supply channel and engage in some non ROF cattle trade.

         Cattle trading-Related Party decreased an additional 10% in 1999 from 1998 as compared to a reduction of 68% from 1997. This is a continuation of our strategy to refocus the core business to marketing and distributing of branded Premium Hereford Beef and synergistic added value products.

              Fiscal Years Ended December 31, 1999, 1998, and 1997
                                 (in thousands)

                                                 1999          % chg          1998           % chg           1997
                                              -----------     --------     ------------     ---------    -------------
Net Sales:

Boxed beef                                      $ 45,614          25%         $ 36,546           14%         $ 31,984
Percentage of sales                                  64%                           53%                            31%

Cattle Trading                                    22,169        (21)%           28,017         (54)%           60,249
Percentage of sales                                  31%                           41%                            58%

Cattle Trading Sales-Related Parties               3,784        (10)%            4,199         (68)%           13,092
Percentage of sales                                   5%                            6%                            13%
                                              -----------                  ------------                  -------------

   Total Net Sales                               $71,568           4%         $ 68,762         (35)%        $ 105,326
   Percentage of sales                              100%                          100%                           100%



Operating Expenses

         Cost of Goods Sold. Cost of goods sold of $68.7 million, $67.6 million, and $103.3 million was generated by the Company for the fiscal years ended 1999, 1998, and 1997, respectively. The 1998 decreases are attributable to lower volume and market prices in cattle trading operations. Cost of Goods Sold as a percentage of sales was constant for 1998 and 1997. The 1999 decrease resulted from improved gross margins in boxed beef and cattle trading. Unfortunately in the development and rollout of the beef jerky products, the Company absorbed an expired inventory from under-performing sales commitments, resulting in a significant inventory writedown of $ 338,000 decreasing improvement in gross margin of boxed beef.

              Fiscal Years Ended December 31, 1999, 1998, and 1997
                                 (in thousands)

                                                 1999         % chg           1998           % chg           1997
                                              -----------    ---------    -------------     ---------    -------------
Cost of Goods Sold:

Cattle Purchased for Processing                  $19,308          10%         $ 17,602         (29)%         $ 24,943
Percentage of sales                                  27%                           26%                            24%

Cattle Purchased for Processing-RP                17,980          22%           14,698          192%            5,036
Percentage of sales                                  25%                           21%                             5%

Cattle Purchased for Trading                      24,503        (19)%           30,300         (55)%          66,707
Percentage of sales                                  34%                           44%                            63%

Cattle Purchased for Trading -RP                      27        (98)%            1,177           67%            3,556
Percentage of sales                                0.04%                            2%                             3%

Other Processing Costs                             6,403          79%            3,569           36%            2,629
Percentage of sales                                   9%                            5%                             2%

Other Trading Costs                                  163        (26)%              220         (48)%              422


Percentage of sales                                0.23%                         0.32%                           0.4%

Other-expired inventory                              338            -                0             -                0
Percentage of sales                                0.47%

                                              -----------                 -------------                  -------------

   Total Cost of Goods Sold                      $68,723           2%         $ 67,566         (35)%        $ 103,293
   Percentage of sales                               96%                           98%                            98%
Note:  RP equals Related Parties


         Cattle purchased for processing, including processing costs for boxed beef increased to 61% of revenues for 1999 compared to 52% of revenues for 1998 reflecting the continuing shift from cattle activities into branded consumer product marketing of Premium Hereford Beef. Cattle purchased for trading, including other trading costs decreased to 35% of revenues for 1999 compared to 46% of revenues for 1998.

         Live cattle costs and related boxed beef costs increased approximately 6% and 11%, respectively, for 1999 as compared to 1998 based on USDA and National Cattlemen's Beef Association Cattle-fax. These commodity market based increases have raised the market values of both revenues and cost of goods sold for boxed beef products in 1999.

         Selling and Distribution Expenses. Selling and distribution expenses for fiscal 1999 of $2.9 million, $3.1 million for 1998, and $3.4 million for 1997 decreased by 6% and 10%, respectively. Selling and distribution expenses were 4%, 4%, and 3% of net sales, respectively, for 1999, 1998, and 1997. Selling and distribution expenses are somewhat variable and were reduced as a result of several factors. Some advertising and co-op marketing expenses were replaced with pricing concessions and discounted feature items. In late 1999 the sales salary expenses were reduced when REW was retained to provide broader access to consumer market channels.

         The Company is committed to providing the necessary support and there will be ongoing cash investment in developing, marketing, and distributing of branded beef products and related synergistic products.

         General and Administrative Expenses. General and administrative expenses were $2.5 million, $2.8 million, and $2.8 million for 1999, 1998, and 1997, respectively. Administrative expenses were 3%, 4%, and 3% of net sales for 1999, 1998, and 1997, respectively, due primarily to staff changes necessary to achieve profitable volume levels and new product development. During 1998, substantial general and administrative expenses were incurred through stock compensation to consultants and certain directors.


              Fiscal Years Ended December 31, 1999, 1998, and 1997
                                 (in thousands)

                                                     1999          % chg          1998          % chg         1997
                                                  -----------     ---------    -----------    ----------    ----------
                                                                                                              <C.
Operating Expenses:

 Selling and Distribution                             $2,892          (6)%        $ 3,076         (10)%       $ 3,414
Percentage of sales                                       4%                           4%                          3%

General and Administrative                             2,453         (14)%          2,837             -         2,837
Percentage of sales                                       3%                           4%                          3%
                                                  -----------                  -----------                  ----------

   Total Operating Expenses                           $5,345         (10)%        $ 5,912          (5)%        $6,251
   Percentage of sales                                    7%                           9%                          6%


         Loss from Operations. Loss from operations of $2.5 million, $4.7 million, and $4.2 million, for 1999, 1998, and 1997, respectively, decreased by 47% in 1999 and increased by 12% for 1998. While gross margin improved in late 1998, increased cattle supply costs (cattle feeding and procurement costs) contributed to the loss from operations. Negative gross margins for boxed beef during early 1998 were also part of the cause of operational losses. Management believes improvement from negative gross margins in early 1998 to positive gross margins in late 1998 reflected progress towards improved performance. Also, the operational production costs and expenses necessary to create and maintain a profitable volume level generate losses until those volume levels are achieved. 1999 continued to show progress with improvement in gross margins, however, in late 1999 when transitioning to PHB, a loss of significant customers had a negative influence on otherwise improved margins and related cash flow.



              Fiscal Years Ended December 31, 1999, 1998, and 1997
                                 (in thousands)

                                                      1999          % chg          1998          % chg         1997
                                                    ---------     ----------   -----------     --------    ----------
Loss from Operations                               $ (2,500)         (47)%      $ (4,717)           12%     $ (4,218)
Percentage of sales                                     (3)%                         (7)%                        (4)%


         Other Income and Expense. Interest expense of $1,008,000, $432,000, and $343,000 for fiscal 1999, 1998, and 1997, respectively, increased by 133% for 1999 and increased 26% in 1998. Interest expense increases resulted from higher borrowing levels and a factoring agreement for receivable sales. See note 5 of Notes to Consolidated Financial Statements. The loss on sale of accounts receivable of $ 233,000 and $154,000 represents fixed discounts on the accounts sold to a factor for 1999 and 1998 respectively. The loss from joint venture resulted from feeding activities necessary to provide a consistent supply of Hereford Beef for our programs in 1998 with a carryover into 1999.

              Fiscal Years Ended December 31, 1999, 1998, and 1997
                                 (in thousands)

                                                     1999          % chg          1998          % chg         1997
                                                  -----------     ---------    -----------    ----------    ----------
Other Income (Expenses):

Interest Income                                         $ 19          100%            $ 9         (85)%          $ 63
Percentage of sales                                     .03%                         .01%                        .06%

Interest Expense                                     (1,008)          133%          (432)           26%         (343)
Percentage of sales                                   (1.4)%                       (.63)%                      (.33)%

Loss on Sale of A/R                                    (233)           51%          (154)             -             0
Percentage of sales                                   (.33)%                       (.22)%                        0.0%

Loss from Joint Venture                                 (68)         (95)%        (1,386)             -             0
Percentage of sales                                   (.10)%                       (2.0)%                        0.0%
                                                  -----------                  -----------                  ----------

   Total Other Income (Expenses)                    $(1,291)         (34)%      $ (1,963)          600%       $ (280)
   Percentage of sales                                (1.8)%                       (2.9)%                      (.27)%

Net Loss and Loss per Share



                                                     1999           % chg          1998          % chg          1997
                                                  ----------      ----------    -----------    ------------   -----------
Loss Before Minority Interest                      $ (3,790)          (43)%       $ (6,680)          49%      $ (4,498)
Percentage of sales                                     (5)%                          (10)%                        (4)%

Minority Interest                                        168            62%           $ 104            -            $ 0
                                                  -----------                   ------------                 -----------

Net Loss                                           $ (3,622)          (45)%        $(6,576)          46%      $ (4,498)
Percentage of sales                                     (5)%                          (10)%
                                                                                                                   (4)%

Preferred Stock Dividend Required                       (10)          (94)%           (165)         871%           (17)
Percentage of sales                                   (.01)%                         (.24)%                      (.02)%
                                                  -----------                   ------------                 -----------

Net Loss Applicable to Common                      $ (3,633)          (46)%       $ (6,741)          49%      $ (4,515)
Percentage of sales                                     (5)%                          (10)%                        (4)%
                                                  ==========                      ========                    =========

Basic and Diluted Loss per Share                       (.23)          (51)%          (0.46)          38%         (0.33)
                                                  ==========                      ========                    =========
Weighted Average Shares Outstanding                   15,539             9%          14,719           8%         13,619
                                                  ==========                      ========                    =========


Income Taxes

         The consolidated financial statements include no provision for income taxes due to net operating losses. See note 9 of Notes to Consolidated Financial Statements.

Subsequent  Events

         From January 1, 2000 through April 19, 2000, the Company has received $4,152,415 from the private sale of its securities.

         Effective April 1, 2000, the Company acquired the 20% minority interest of McClellan in MFJ for $40,000 and MFJ became a wholly-owned subsidiary of the Company.

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


ITEM 8.  Financial Statements

         The following financial statements of the Company are filed as a part of this report:

                  Independent Auditors' Reports;
                  Consolidated Balance Sheets as of December 31, 1999 and 1998; Consolidated Statements of Operations for the years ended
                     December 31, 1999, 1998, and 1997;
                  Consolidated Statements of Changes In Stockholders' Equity for
                     the years ended December 31, 1999, 1998, and 1997;
                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997;
                  Notes to Consolidated Financial Statements.

         The financial statements of the Company are set forth immediately beginning on page F1 on this report.



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         On December 4, 1998, BDO Seidman, LLP resigned as the Company's certifying accountants. During the most recent fiscal year for which BDO Seidman, LLP issued a report (1997), there have been no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. BDO Seidman, LLP's report on the financial statements for the past year contained no adverse opinion or disclaimer of opinion and was not qualified as to audit scope or accounting principles. The accountant's report contained an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

         On January 18, 1999, the Company retained HLB Cross Collins, P.C. as the Company's certifying accountants.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant


         The following table sets forth as of April 14, 2000 the name, age, and position of each executive officer and director and the date each began service for the Company.


         Name                       Age              Position                    Director or Officer Since
         ----                       ---              --------                    -------------------------
Gordon Reisinger                    60      President, Director                 March 14, 1997
John Derner                         49      Vice President, Director            March 14, 1997
Charles Kolbe                       58      Chairman of the Board,              March 14, 1997
                                            Director
Dwayne Lewis                        68      Director                            May 8, 1998
Jack Holden                         35      Director                            May 8, 1998
Ron Daggett                         53      Director                            May 8, 1998
Charles Wilson                      81      Director                            January 4, 2000
Marius Morin                        42      Director                            February 4, 2000
Johan Smit                          46      Director                            May 26, 1999
John Schiering                      54      Chief Operating Officer,            January 1, 2000
                                            Red Oak Farms, Inc.
Harley Dillard                      50      Treasurer, Chief Financial Officer  December 10, 1997
Peter Hudgins                       45      Vice President-Special Projects     November 1, 1997

         All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are duly elected and qualified.

         Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

         Gordon Reisinger, Director and President. Prior to its acquisition by the Company, Mr. Reisinger was the managing partner and a 33.33% owner in Midland Cattle Company, which he formed in 1987. Midland is a cattle trader, which buys and sells feeder cattle nationwide, including cattle for the CHB and PHB programs. Mr. Reisinger was also a managing partner and a 33.33% owner in Mid-Ag prior to its reverse acquisition of the Company. Mr. Reisinger has managed the Eldora Livestock auction his father built in 1939 and has been active in family farming and cattle operations, cattle feeding, commercial and farmer feedlot quality-control auditing, and nationwide cattle brokering. Mr. Reisinger holds a Bachelor's Degree in Animal Science from Iowa State University.

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

         Charles Kolbe, Director and Chairman of the Board. Mr. Kolbe owns a family farming and cattle feeding operation in Lake View, Iowa. In addition to farming and cattle feeding operations, Mr. Kolbe has been active in the financial world, having held positions as a director and principal of banks in Iowa and Minnesota. Mr. Kolbe was a co-founder and 33.33% owner of Midland prior to its acquisition by the Company. He is on the executive committee of the Iowa Cattleman's Association, Iowa Beef Industry Council and the National Livestock and Meat Board. He is past President of the Iowa Cattleman's Association and past Chairman of the Iowa Beef Industry Council. Mr. Kolbe has been appointed to the IRS Oversight Board.

         Dwayne Lewis, Director. Mr. Lewis operates Lewis Feedlot. He currently runs approximately 17,000 cattle in this operation. He has been active in the Nebraska Livestock Feeders Association and chaired the Environmental Committee for the National Feeders Association. He has been a member of National Cattlemen's Beef Association and Nebraska Cattlemen's Association.

         Mr. Lewis' quarter horse operation is recognized as one of the top stables in the United States. He has served as President of the Nebraska Quarter Horse Association and a member of the Board of Directors of the American Quarter Horse Association.

         Along with his cattle feeding and quarter horse operations, Mr. Lewis and his two sons operate 3,500 acres of irrigated farmland. He has also served as Chairman of the Board of Gibbon Bank for 12 years. His community service included 20 years as a member and term as President of the local School Board in his district near Kearney, Nebraska.

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

         Ron Daggett, Director. Mr. Daggett served as a First Vice President, Sales for Dean Witter from 1994 to 1997. For the past two years, Mr. Daggett has served as First Vice President, Sales for First Union Securities.

         Charles Wilson, Director. Mr. Wilson is Chairman, President, and CEO of Wilson Concrete Company. He has been President and CEO of the company since 1949. Mr. Wilson holds BS Degrees in both Civil and General Engineering from Iowa State University. Wilson has received numerous awards including the PCI (Precast/Prestressed Concrete Institute) Medal of Honor, an award given only eleven times in the last forty years and the Corporate Partner of the Year Award for his support of the Mid-American Counsel and the Nischa Nimat District of the Boy Scouts.

         Marius Morin, Director. Mr. Morin has been a management consultant for international business development programs for the past fifteen years.

         Johan Alexander Smit, Director. Mr. Smit is Managing Director of Smitfort Steel. As director of Smitfort-Staal BV, Mr. Smit manages a worldwide steel company. He attended the London School of Economics and received his Masters in Business Administration from the University of Neyerrode. Mr. Smit is an honorary member of the Dutch Export Federation, a board member of Business Club Zwijndrecht (ovz) and a supervisory board member of the Dutch Trading Company.

         John Schiering, Chief Operating Officer, Red Oak Farms, Inc. Mr. Schiering was appointed to his position in January of 2000. Since 1995, he has been a management consultant working primarily on confectionery projects. From 1985 to 1995, he was Vice President and General Manager of Borden Candy Products. Mr. Schiering holds a B.A. degree from Brown University and J.D. degree from the New England School of Law. Mr. Schiering is admitted to practice law in the Commonwealth of Massachusetts.

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

         Pete Hudgins, Vice President-Special Projects. Mr. Hudgins' lifelong cattle industry experience began with his participation as the fifth generation of a commercial Hereford Ranching and buying business in Texas. Mr. Hudgins joined the Company November 1997. From 1995 until late 1997, Mr. Hudgins was a sales person with Natures Technology Inc., sellers of biological products. Among his responsibilities are investor, customer, and producer relations, which draw on substantial cattle organization and capital formation experience. He also coordinates projects with Mr. Reisinger and other management in various areas of the enterprise.

COMPLIANCE WITH SECTION 16(a)

         Certain Directors and Executive Officers, as of December 31, 1999, have inadvertently omitted filing Form 4. The Form 4 for each Director and Executive Officer has been filed late or is in the process of being filed.

         The Directors and Executive Officers include: Gordon Reisinger, John Derner, Charles Kolbe, Dwayne Lewis, Jack Holden, Ron Daggett, Johan Smit, Pete Hudgins, Charles Wilson, Harley Dillard, and John Schiering.

ITEM 11.  Executive Compensation


         The following table sets forth certain summary information concerning the compensation paid or accrued during the Registrant's last fiscal year to the Company's, or its principal subsidiaries' executive officers during such period.


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

 Name and Principal                               Other Annual    Restricted     Number of     LTIP       All Other
      Position       Year   Salary        Bonus   Compensation   Stock Awards     Options    Payouts    Compensation
------------------------------------------------------------------------------------------------------------------------
Gordon Reisinger     1999  $  120,000     -0-       $16,667          $3,500         -0-        -0-          $451
President/ Chief     1998  $  120,000     -0-       $53,333         $97,970         -0-        -0-           -0-
ExecutiveOfficer/    1997  $  100,000  $106,802       -0-             -0-          5,000       -0-        $121,500
Director

Harley Dillard       1999  $  125,000     -0-         -0-             -0-          60,000      -0-           -0-
Treasurer/Chief      1998  $  110,000     -0-         -0-           $25,000       140,000      -0-           -0-
Financial Officer

-----------------------------------------------------------------------------------------------------------------------


(1) Values of Restricted Stock Awards shown in the Summary Compensation Table are based on the average market price of the Company's Common Stock on the date of the grant.

Stock Option and Stock Appreciation Rights Plans

                        Option Grants in Last Fiscal Year
                                Individual Grants

----------------------------------------------------------------------------------------------------------------------------
                                            % of Total                                      Potential Realization
                                            Options                                         Value at Assumed
                                            Granted to        Exercise                      Annual Rates of Stock
                           Options          Employees         Price Per         Expiration  Price Appreciation for
Name                       Granted          in Fiscal Yr.     Share             Date        Option Terms(1)
----------------------------------------------------------------------------------------------------------------------------
                                                                                            5%            10%

Harley Dillard, CFO        60,000              100 %          $1.50             2009       $ 56,600        $ 143,436
----------------------------------------------------------------------------------------------------------------------------

(1) Amounts reported in the column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not represent the Company's estimate of future Common Stock price. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future market price of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals. This table does not take into account any appreciation in the price of the Common stock from the date of grant to the present date. The values shown are net of the exercise price, but do not include deductions for taxes or other expenses associated with the exercise.

         The Board of Directors adopted the 1997 Stock Option Plan and reserved 1,000,000 shares of Common Stock of the Company for issuance upon the exercise of options which the Board of Directors has the authority to grant to key employees, officers, directors and consultants of the Company as part of the Plan. The Board of Directors adopted the 1998 Stock Option Plan and reserved 1,000,000 shares under the Plan for the same purposes as the 1997 Plan. As of April 14, 2000, the Company has granted options for 748,000 shares pursuant to the 1997 Plan and 885,000 pursuant to the 1998 Plan. To date, none of the options issued pursuant to either Plan have been exercised.

Board Compensation Committee Report on Executive Compensation.

         The purpose of the Company's executive compensation program is to attract, retain, and motivate qualified executives to manage the business of the Company so as to maximize profits and shareholder value. Executive compensation in the aggregate is made up principally of the executive's annual base salary, a bonus which may be awarded under the Company's Management Incentive Plan and awards of Company stock or stock options under the Company's 1997 and 1998 Stock Option Plans. The Company's Compensation Committee (the "Committee") annually considers and makes recommendations to the Board of Directors as to executive compensation including changes in base salary and bonuses.

         Consistent with the above-noted purpose of the executive compensation program, it is the policy of the Committee, in recommending the aggregate annual compensation of executive officers of the Company, to consider the overall performance of the Company, the performance of the division of the Company for which the executive has responsibility and the individual contribution and performance of the executive. The performance of the Company and of the function for which the executive has responsibility are significant factors in determining aggregate compensation although they are not necessarily determinative. While shareholders' total return is important and is considered by the Committee, it is subject to the vagaries of the public market place and the Company's compensation program focuses on the Company's strategic plans, corporate performance measures, and specific corporate goals, which should lead to improved performance. The corporate performance measures, which the Committee considers, include sales, earnings, return on equity, and comparisons of sales and earnings with prior years, with budgets, and with the Company's competitors and peer group.

         The Compensation Committee does not rely on any fixed formula or specific numerical criteria in determining an executive's aggregate compensation. It considers both corporate and personal performance criteria, competitive compensation levels, the economic environment and changes in the cost of living as well as the recommendations of management. The Committee exercises business judgment based on all of these criteria and the purpose of the executive compensation program.
                                       Compensation Committee
                                            Gordon Reisinger
                                            Charles Kolbe
                                            Ron Daggett

                             COMPENSATION COMMITTEE

         The Compensation Committee consists of Mr. Gordon Reisinger who is the Chief Executive Officer of the Company, Mr. Charles Kolbe who is an employee of the Company, and Mr. Ron Daggett who is an outside director.

Performance Graph

         Comparison of three-year cumulative total return among Red Oak Hereford Farms, Inc. (HERF) and The Bloomberg Food-Meat Products Group (FMP*).

                                  Total Return
                      Stock Price Plus Reinvested Dividends

                                [CHART OMITTED]

---------------- -------------------- --------------------
                        HERF                 FMP*
---------------- -------------------- --------------------
12/31/96               $ 2.00               $ 12.39
12/31/97               $ 5.00               $ 17.82
12/31/98               $ 0.75               $ 13.74
12/31/99               $ 1.25               $ 8.81
---------------- -------------------- --------------------


* Based on information from the Bloomberg Food-Meat Products Group, as available from Bloomberg, which includes the following companies, but from which the Company has been excluded:

         Hormel Foods Corporation, Iowa Beef Packers Inc., Smithfield Foods Inc., Thorn Apple Valley Inc., Fresh Foods Inc., Doughtie's Foods Inc., Cattleman's Inc., Rymer Foods Inc., and Agri-Foods International Inc.

Compensation of Directors

         The Company issues each director 1,000 shares of Common Stock for attendance at each meeting of the Board of Directors

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth as of April 14, 2000 the name and the number of shares of the Registrant's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


                                                          Amount and Nature                   Percentage of Shares
Title of Class                Name of                       of Beneficial                     Owned by Beneficial
                          Beneficial Owner                  Ownership (1)                   Owners and Management
---------------    -------------------------------    --------------------------        ---------------------------------
Common             Gordon Reisinger                                   6,812,653   (2)                 38%
                   Rural Route 3
                   Red Oak, Iowa 51566

Common             Cimarron Investments, LP                           2,433,333                       14%
                   RR 3
                   Red Oak, Iowa 51566

Common             John Derner                                        8,646,655   (3)                 45%
                   2353 213th Avenue
                   Milford, Iowa 51351

Common             JKSBM, LP                                          2,175,000                       14%
                   2353 213th Avenue
                   Milford, Iowa  51351

Common             Charles Kolbe                                      1,115,154   (4)                  7%

Common             Dwayne Lewis                                          98,333   (5)                  *

Common             Charles Wilson                                     1,397,625   (6)                  8%

Common             Marius Morin                                               0                        *

Common             Johan Smit                                           325,000   (7)                  2%

Common             Jack Holden                                           45,334   (8)                  *

Common             Ron Daggett                                           92,334   (9)                  *

Common             All Officers and  Directors as                    18,738,688  (10)                 80%
                   a Group:  (12 persons)
---------------------------------------------------------------------------------------------------------------------

* Represents less than 1%

 (1) Beneficial ownership has been determined pursuant to Rule 13(d)-3 (d) (1) under the Securities Exchange Act of 1934, as amended.

 (2) Includes 512,820 shares owned by Cimarron Properties which is owned and controlled by Gordon Reisinger and 2,433,333 shares owned by Cimarron Investments, LP, a family partnership controlled by Mr. Reisinger. Also, includes 1,880,000 stock options held by Mr. Reisinger.

 (3) Includes 2,175,000 shares owned by JKSBM, a family limited partnership, which is owned and controlled by Mr. Derner, and 512,821 shares owned by Derner's of Milford, a company controlled by Mr. Derner and 265,000 shares owned by the Derner Foundation which Mr. Derner controls. Also, includes 1,380,000 stock options held by Mr. Derner, 326,000 Common Stock purchase warrants and 311,000 Series B Preferred Stock convertible into 1,555,000 shares of Common Stock.

 (4) Includes 512,821 shares owned by Wall Lake Cattle Company, a company controlled by Mr. Kolbe. Mr. Kolbe also holds 60,000 stock options.

 (5) Includes options to purchase 5,000 shares of Common Stock and warrants to purchase 13,330 shares of Common Stock.

 (6) Includes 48,750 shares of Common Stock, 220,000 shares of Series B Preferred Stock convertible into 1,100,000 shares of Common Stock and 3,900 Series C Stock which is convertible into Common Stock at a ratio of five to one and 9,375 warrants to purchase Common Stock.

 (7) Includes 1,000 shares of Common Stock and 54,000 shares of Series B Preferred Stock convertible into 270,000 shares of Common Stock and 54,000 warrants.

 (8) Includes options to purchase 5,000 shares of Common Stock and warrants to purchase 13,334 shares of Common Stock.

 (9) Includes 17,000 shares of Common Stock held jointly with Mr. Daggett's spouse. Also includes warrants to purchase 30,333 shares of Common Stock jointly held and options to purchase 5,000 shares of Common Stock. Also includes 7,000 Series B Preferred shares convertible into 35,000 shares of Common Stock.

(10) Includes warrants to purchase 740,476 shares of Common Stock, options to purchase 3,520,000 shares of Common Stock, 449,600 shares of Series B Preferred Stock and 3,900 shares of Series C Preferred Stock both convertible into Common Stock at a ratio of 5 to 1.



ITEM 13.  Certain Relationships and Related Party Transactions


         Mr. Reisinger is part owner of a company that leases an office building to the Company. The lease payments made in 1999 were $48,000. He was also issued 3,000 shares of Common Stock for his services as a director. In February, 2000, Mr. Reisinger was granted options to purchase 500,000 shares of Common Stock. During 1999, the Company purchased cattle totaling $389,881 from Mr. Reisinger and a company owned by Mr. Reisinger. During 1999, the Company provided an automobile for Mr. Reisinger. Compensation to Mr. Reisinger for vehicle costs totaled $451 in 1999.

         Mr. John Walker, Mr. Reisinger's son-in-law, works for the Company. He buys and sells cattle and was paid $60,000 for his services in 1999. Mr. Walker and his wife, Mrs. Kathy Walker, own an entity that buys cattle from the Company. During 1999, cattle purchases by Mr. and Mrs. Walker from the Company were approximately $849,016. In order to insure a sufficient supply of CHB and PHB, the Company started entering into financing arrangements, i.e., repurchase agreements, with related parties during 1998. The Company's agreement with the related party is that the Company retains the benefit from any gains on the cattle and the risk of any losses. In addition, the Company reimburses the related party for any costs incurred on the cattle, such as grain, vet, yardage, etc., as well as pays interest on the funds advanced by the related party to "purchase" the cattle and to pay other expenses related to the cattle. The cattle are purchased by the Company for meat processing. During 1999, the Company paid the entity $448,342 under this arrangement. Mrs. Walker works as a part-time bookkeeper for the Company and for those services the Company paid $5,400 in 1999.

         Mr. Todd Reisinger, Mr. Reisinger's son, was a meat salesman for the Company and was paid $27,500 in 1999.

         Mr. Charles Kolbe, a director and employee of the Company, received 3,000 shares as director fees in 1999. Mr. Kolbe also received consulting fees from the Company totaling $16,667 in 1999. Mr. Kolbe also received $60,000 for work performed for the Company. During 1999, the Company purchased cattle totaling $302,305 from Mr. Kolbe and Mr. Kolbe's company purchased cattle from the Company totaling $199,369.

         Mr. Reisinger, Mr. Walker, and Mr. Kolbe are owners of a trucking business that transported cattle for the Company. During 1999, this entity was paid $148,403 for its services.

         Mr. Reisinger and Mr. Walker are part owners of a trucking company that transports cattle for the Company. During 1999, this entity was paid $8,927.

         Mr. Dwayne Lewis, a director of the Company, was issued 3,000 shares of Common Stock for services as a director. During 1999, the Company sold cattle to his entity totaling $1,507,130 and purchased cattle totaling $12,073,894.

         Mr. John Derner was paid a consulting fee of $16,667 from the Company in 1999. He was also paid a salary of $60,000 as an employee. He was issued 3,000 shares of Common Stock for his services as a director of the Company. Mr. Derner is an owner of an entity that purchases cattle from the Company. In 1999, such purchases totaled approximately $860,088. Also during 1999, the Company purchased cattle totaling $4,743,111 from a company owned by Mr. Derner. Mr. Derner also provided an airplane for the use by the Company. The Company pays Mr. Derner rent on the airplane. The Company makes payments for the pilot, fuel, and expenses to third parties. The total of rent expense paid for 1999 was $21,000.

         Messrs. Holden and Daggett each were issued 3,000 shares of Common Stock for their services as directors of the Company. Mr. Smit was issued 1,000 shares of Common Stock for his services as a director during 1999.

         Mr. Harley Dillard, the Company's Chief Financial Officer, received compensation in 1999 totaling $125,000. Mr. Dillard was also granted options to purchase 60,000 shares of Common Stock during 1999.

         Mr. John Schiering, the Chief Operating Officer of Red Oak Farms, Inc., the Company's wholly-owned subsidiary, has an employment agreement that provides for a monthly salary of $11,250. The initial term of the agreement is six months effective January 1, 2000. The agreement may be renewed upon the mutual consent of both parties for an additional two years. Mr. Schiering commutes from his home in Carmel, Indiana. The Company pays his transportation costs and his living expenses while in Red Oak. Upon the signing of the agreement, Mr. Schiering was granted options to purchase 25,000 shares of Common Stock. The options were granted and vested on January 1, 2000, and will expire on January 1, 2001. In the event Mr. Schiering is terminated without cause, he will be entitled to his regular pro-rated salary for a one hundred and twenty day period following notice of termination.

         Mr. Pete Hudgins was paid $61,333 during 1999 in salary. The Company provided Mr. Hudgins with an automobile. Compensation to Mr. Hudgins for vehicle costs totaled $1,610 in 1999. During 1999, Mr. Hudgins and another employee of the Company sold cattle to the Company totaling $158,984.

                                     PART IV


ITEM 14.  Exhibits and Reports on Form 8-K


(a)  Reports on Form 8-K.

         Not applicable

(b)      Exhibits.  The following exhibits are included as part of this report:

Exhibit No.     Exhibit's Description
-----------     ---------------------

21.0            Subsidiaries of Registrant

27.0            Financial Data Schedule

                          RED OAK HEREFORD FARMS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998, and 1997

                          RED OAK HEREFORD FARMS, INC.




                                    CONTENTS

                                                                           Pages


Independent Auditors' Reports .......................................... F-1-F-2

Consolidated Financial Statements

   Consolidated Balance Sheets ......................................... F-3-F-4

   Consolidated Statements of Operations ...............................     F-5

   Consolidated Statements of Changes in Stockholders' Equity .......... F-6-F-7

   Consolidated Statements of Cash Flows ...............................     F-8

   Notes to Consolidated Financial Statements ......................... F-9-F-26

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of

        Red Oak Hereford Farms, Inc.


     We have audited the accompanying consolidated balance sheets of

                          RED OAK HEREFORD FARMS, INC.

as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Oak Hereford Farms, Inc. as of December 31, 1999 and 1998, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.




Atlanta, Georgia
March 1, 2000, except as to Note 15
which date is as of April 19, 2000

Report of Independent Certified Public Accountants



Board of Directors
Red Oak Hereford Farms, Inc.
Red Oak, Iowa

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Red Oak Hereford Farms, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Red Oak Hereford Farms, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                                                BDO Seidman, LLP

Chicago, Illinois
March 28, 1998

                          RED OAK HEREFORD FARMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998


                                                                                    1999                  1998
                                                                             ------------------    ------------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                      $           17,067    $           16,079
   Restricted cash                                                                      415,295               208,742
   Accounts receivable
     Trade, less allowance for doubtful accounts of $10,000 at
       December 31, 1999 and 1998                                                       790,363               765,262
     Receivable due from factor                                                         171,756               262,102
     Related parties                                                                    364,372                13,379
     Receivable due from stock subscriptions                                            277,000                     -
   Inventories                                                                        3,142,825               919,459
   Prepaid expenses and other assets                                                     69,799               106,668
                                                                             ------------------    ------------------
         TOTAL CURRENT ASSETS                                                         5,248,477             2,291,691
                                                                             ------------------    ------------------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Buildings and leasehold improvements                                                 294,974               294,974
   Equipment and vehicles                                                               384,635               335,383
                                                                             ------------------    ------------------
     TOTAL PROPERTY, PLANT AND EQUIPMENT                                                679,609               630,357
       Less accumulated depreciation                                                   (334,475)             (286,787)
                                                                             ------------------    ------------------
         NET PROPERTY, PLANT AND EQUIPMENT                                              345,134               343,570
                                                                             ------------------    ------------------

OTHER ASSETS
   Receivables, noncurrent                                                              192,591                     -
   Investment in partnership                                                             24,600                40,961
   Other assets                                                                         246,242               294,480
                                                                             ------------------    ------------------
         TOTAL OTHER ASSETS                                                             463,433               335,441
                                                                             ------------------    ------------------
           TOTAL ASSETS                                                      $        6,057,044    $        2,970,702
                                                                             ==================    ==================







   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                                                                      1999               1998
                                                                                 ---------------   ----------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Checks in excess of bank balance                                              $       258,054   $        119,490
   Accounts payable
     Trade                                                                               538,177            264,814
     Related parties                                                                   1,599,583          1,846,680
   Accrued expenses                                                                      457,783            641,334
   Notes payable                                                                       1,615,000            850,000
   Current maturities of long-term debt                                                2,421,484          1,115,424
   Current maturities of deferred income                                                 100,000            100,000
                                                                                 ---------------   ----------------
       TOTAL CURRENT LIABILITIES                                                       6,990,081          4,937,742
                                                                                 ---------------   ----------------

LONG-TERM LIABILITIES
   Deferred income                                                                       200,000            200,000
   Long-term debt, less current maturities                                             2,471,360          1,163,815
                                                                                 ---------------   ----------------
       TOTAL LONG-TERM LIABILITIES                                                     2,671,360          1,363,815
                                                                                 ---------------   ----------------
         TOTAL LIABILITIES                                                             9,661,441          6,301,557

MINORITY INTERESTS IN SUBSIDIARIES                                                      (223,288)          (103,822)
                                                                                 ---------------   ----------------
STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value, authorized 50,000,000 shares; issued and
     outstanding 16,025,415 shares for 1999 and 15,003,415 shares for 1998                16,025             15,003
   Cumulative preferred stock, series A, $0.001 par value, authorized
     200,000 shares; issued and outstanding 200,000 shares for 1998                            -                200
   Cumulative preferred stock, series B, $0.001 par value, authorized
     1,200,000 shares; issued and outstanding 678,450 shares for 1999                        678                  -
   Preferred stock, series C, $0.001 par value, authorized
     2,000,000 shares; issued and outstanding 13,201 shares for 1999                          13                  -
   Additional paid-in capital                                                         10,899,605          7,384,359
   Retained deficit                                                                  (14,297,430)       (10,626,595)
                                                                                 ---------------   ----------------
         TOTAL STOCKHOLDERS' EQUITY                                                   (3,381,109)        (3,227,033)
                                                                                 ---------------   ----------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     6,057,044   $      2,970,702
                                                                                 ===============   ================




   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1999, 1998 and 1997

                                                                   1999               1998              1997
                                                              --------------     --------------    ---------------
NET SALES
   Boxed beef                                                 $   45,614,347     $   36,545,948    $    31,984,251
   Cattle trading                                                 22,169,023         28,016,784         60,249,120
   Cattle trading sales to related parties                         3,784,429          4,199,028         13,092,322
                                                              --------------     --------------    ---------------
         TOTAL NET SALES                                          71,567,799         68,761,760        105,325,693
                                                              --------------     --------------    ---------------

COST OF GOODS SOLD
   Cattle purchased for processing                                19,307,758         17,601,849         24,942,513
   Cattle purchased for processing from related parties           17,980,350         14,698,225          5,036,217
   Cattle purchased for trading                                   24,503,449         30,299,854         66,707,330
   Cattle purchased for trading from related parties                  27,395          1,176,782          3,555,699
   Other processing costs                                          6,402,533          3,569,205          2,628,937
   Other trading costs                                               163,458            220,372            422,156
   Loss on expired inventory                                         337,663                  -                  -
                                                              --------------     --------------    ---------------
         TOTAL COST OF GOODS SOLD                                 68,722,606         67,566,287        103,292,852
                                                              --------------     --------------    ---------------
GROSS PROFIT                                                       2,845,193          1,195,473          2,032,841
                                                              --------------     --------------    ---------------

OPERATING EXPENSES
   Selling and distribution                                        2,891,880          3,075,737          3,414,137
   General and administrative                                      2,453,065          2,836,510          2,836,508
                                                              --------------     --------------    ---------------
         TOTAL OPERATING EXPENSES                                  5,344,945          5,912,247          6,250,645
                                                              --------------     --------------    ---------------
LOSS FROM OPERATIONS                                              (2,499,752)        (4,716,774)        (4,217,804)
                                                              --------------     --------------    ---------------

OTHER INCOME (EXPENSES)
   Interest income                                                    18,812              9,395             63,062
   Interest expense                                               (1,007,884)          (432,271)          (343,404)
   Loss on sale of accounts receivable                              (233,079)          (154,367)                 -
   Loss from cattle feeding joint venture                            (68,398)        (1,386,247)                 -
                                                              --------------     --------------    ---------------
         TOTAL OTHER INCOME (EXPENSES)                            (1,290,549)        (1,963,490)          (280,342)
                                                              --------------     --------------    ---------------
LOSS BEFORE MINORITY INTERESTS                                    (3,790,301)        (6,680,264)        (4,498,146)

MINORITY INTERESTS                                                   167,967            103,822                  -
                                                              --------------     --------------    ---------------
NET LOSS                                                          (3,622,334)        (6,576,442)        (4,498,146)

PREFERRED STOCK DIVIDEND REQUIREMENT                                 (10,234)          (164,649)           (17,010)
                                                              --------------     --------------    ---------------
NET LOSS APPLICABLE TO COMMON
STOCKHOLDERS                                                  $   (3,632,568)     $  (6,741,091)    $   (4,515,156)
                                                              ==============     ==============    ===============

BASIC AND DILUTED LOSS PER SHARE                              $        (0.23)     $       (0.46)    $        (0.33)
                                                              ==============     ==============    ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                               15,538,631         14,719,092         13,618,705
                                                              ==============     ==============    ===============

   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1999, 1998 and 1997


                                                 Predecessors' Entities               Red Oak Hereford Farms, Inc.
                                                 ----------------------       -----------------------------------------

                                                 Members'      Partners'      Common                  Preferred Stock
                                                 Equity        Equity         Stock         Series A       Series B
                                                 ------        ------         -----         --------       --------
BALANCE, DECEMBER 31, 1996                     $  12,005       $878,738     $       -   $        -         $    -

Purchase of treasury stock                       (31,000)             -            -             -              -

Distribution of joint venture                          -        (60,459)           -             -              -

Contributions of net assets of
  predecessors to Red Oak
  Hereford Farms, Inc. in exchange
  for common stock                               533,402              -       10,960             -              -

Contributions of net assets of
  Midland Cattle Company, Inc. in
  exchange for common stock                            -       (884,693)       1,538           200              -

Issuance of common stock
  Sale of private placement                            -              -        1,500             -              -
  Exercise of 400,000 stock options                    -              -          400             -              -
  For services                                         -              -           32             -              -

Stock offering costs                                   -              -            -             -              -

Net income (loss)                               (514,407)         66,414           -             -              -
                                               ---------       ---------    --------    ----------         ------

BALANCE, DECEMBER 31, 1997                     $       -       $      -     $ 14,430    $      200         $    -



    The accompanying notes are an integral part of these financial statements

                                                                              Red Oak Hereford Farms, Inc.
                                                          -------------------------------------------------------------
                                                          Cumulative
                                                          Preferred     Additional
                                                            Stock         Paid-In        Retained
                                                           Series C       Capital         Deficit                 Total
                                                           --------       -------         -------                 -----
BALANCE, DECEMBER 31, 1996                                 $   -        $        -       $         -           $  890,743

Purchase of treasury stock                                     -                 -                 -              (31,000)

Distribution of joint venture                                  -                 -                 -              (60,459)

Contributions of net assets of
  predecessors to Red Oak
  Hereford Farms, Inc. in exchange
  for common stock                                             -          (517,500)                -               26,862

Contributions of net assets of
  Midland Cattle Company, Inc. in
  exchange for common stock                                    -           882,955                 -                    -

Issuance of common stock
  Sale of private placement                                    -         4,498,500                 -            4,500,000
  Exercise of 400,000 stock options                            -         1,199,600                 -            1,200,000
  For services                                                 -            96,735                 -               96,767

Stock offering costs                                           -          (421,685)                -             (421,685)

Net income (loss)                                              -                 -        (4,050,153)          (4,498,146)
                                                          ------        ----------       -----------           ----------

BALANCE, DECEMBER 31, 1997                                $    -        $5,738,605       $(4,050,153)          $1,703,082





    The accompanying notes are an integral part of these financial statements

                          RED OAK HEREFORD FARMS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

        For the Years Ended December 31, 1999, 1998 and 1997 (Continued)




                                      Predecessors' Entities                  Red Oak Hereford Farms, Inc.
                                      ----------------------       ----------------------------------------------

                                      Members'      Partners'      Common     Cumulative Preferred Stock
                                       Equity        Equity         Stock       Series A       Series B
                                       ------        ------         -----       --------       --------


BALANCE, DECEMBER 31, 1997                 $   -         $    -    $14,430     $     200        $   -


Issuance of common stock
  Sale of private placement               -              -        332             -            -
  For services                                 -              -        241             -            -

Stock offering costs                           -              -          -             -            -

Net loss                                       -              -          -             -            -
                                           -----         ------    -------     ----------       -----

BALANCE, DECEMBER 31, 1998                     -              -     15,003           200            -

Issuance of common stock
  For services                                 -              -         22             -            -

Conversion of preferred stock
  Series A                                     -              -      1,000          (200)           -

Issuance of preferred stock
  Series B                                     -              -          -             -          678
  Series C                                     -              -          -             -            -

Increase in ownership of Subsidiary            -              -          -             -            -

Net loss                                       -              -          -             -            -
                                           -----         ------     ------     ----------       -----

BALANCE, DECEMBER 31, 1999                 $   -         $    -    $16,025     $       -        $ 678
                                           =====         ======    =======     =========        =====






The accompanying notes are an integral part of these financial statements.

                                                                  Red Oak Hereford Farms, Inc.
                                                ------------------------------------------------------------------------
                                               Cumulative       Additional
                                            Preferred Stock      Paid-In               Retained
                                                Series C         Capital                Deficit                    Total
                                                --------        ----------              -------                    -----


BALANCE, DECEMBER 31, 1997                      $   -           $ 5,738,605            $ (4,050,153)            $1,703,082


Issuance of common stock
  Sale of private placement                         -             1,328,168                       -               1,328,500
  For services                                      -               471,351                       -                 471,592

Stock offering costs                                -              (153,765)                      -               (153,765)

Net loss                                            -                     -              (6,576,442)             (6,576,442)
                                                -----           -----------            ------------             -----------

BALANCE, DECEMBER 31, 1998                          -             7,384,359             (10,626,595)             (3,227,033)

Issuance of common stock
  For services                                      -                25,478                       -                  25,500

Conversion of preferred stock
  Series A                                          -                  (800)                      -                       -

Issuance of preferred stock
  Series B                                          -             3,391,571                       -               3,392,249
  Series C                                         13                98,997                       -                  99,010

Increase in ownership of Subsidiary                 -                     -                 (48,501)                (48,501)

Net loss                                            -                     -              (3,622,334)             (3,622,334)
                                                -----           -----------            ------------             -----------

BALANCE, DECEMBER 31, 1999                      $  13           $10,899,605            $(14,297,430)            $(3,381,109)
                                                =====           ===========            ============             ===========



   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997


                                                                        1999               1998              1997
                                                                    ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           $ (3,622,334)     $ (6,576,442)     $ (4,498,146)
 Adjustments to reconcile net loss to net cash used in
  operating activities
    Depreciation and amortization                                        121,607           130,460            93,564
    Services rendered in exchange for common stock                        25,500           471,592           123,629
    Loss from partnership                                                 16,361           659,038                 -
    Minority interest in loss of subsidiary                             (167,967)         (103,822)                -
    Loss on disposal of assets                                             1,872                 -                 -
     Changes in:
       Accounts receivable                                              (755,339)        2,982,761           470,677
       Inventories                                                    (2,223,366)           69,731            31,841
       Prepaid expenses                                                   36,869           (10,264)           11,452
       Checks in excess of bank balances                                 138,564          (131,969)       (1,301,470)
       Accounts payable and accrued expenses                           2,445,290         2,302,688          (453,150)
                                                                    ------------      ------------      ------------
         NET CASH USED IN OPERATING ACTIVITIES                        (3,982,943)         (206,227)       (5,521,603)
                                                                    ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property                                                -            17,417                 -
 Purchase of property and equipment                                      (81,907)          (62,406)          (71,491)
 Purchase of intangible assets                                            (7,500)         (250,000)                -
 Increase in restricted cash                                            (206,553)         (208,742)                -
 Change in other assets                                                   12,602           (65,012)           (9,844)
 Investment in partnership                                                     -          (200,000)         (500,000)
                                                                    ------------      ------------      ------------
         NET CASH USED IN INVESTING ACTIVITIES                          (283,358)         (768,743)         (581,335)
                                                                    ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from issuance of common stock                                    -         1,174,735         5,278,315
 Net proceeds from issuance of preferred stock                         3,491,259                 -                 -
 Net borrowings (payments) on lines of credit                            175,000          (830,294)          424,076
 Proceeds from issuance of notes payable                               1,000,000           656,326                 -
 Principal payments on notes payable                                           -          (246,326)                -
 Proceeds from issuance of long-term debt                                 19,181           350,000           524,560
 Principal payments on long-term debt                                   (418,151)         (126,385)          (19,561)
 Purchase of treasury stock                                                    -                -            (31,000)
 Distributions paid                                                            -                -            (60,459)
                                                                    ------------      ------------      ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                     4,267,289           978,056         6,115,931
                                                                    ------------      ------------      ------------
INCREASE IN CASH                                                             988             3,086            12,993

CASH, BEGINNING OF YEAR                                                   16,079            12,993                 -
                                                                    ------------      ------------      ------------
CASH, END OF YEAR                                                   $     17,067      $     16,079      $     12,993
                                                                    ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(1)  Summary of significant accounting policies

         Nature of business and organization - Red Oak Hereford Farms, Inc. (the "Company") is a Nevada corporation engaged in the business of selling premium, branded, fresh beef to retail and food service markets through its wholly owned subsidiary, Red Oak Farms, Inc. ("ROF"), buying and selling feeder cattle in the wholesale markets through its wholly owned subsidiary, Midland Cattle Company, Inc., an Iowa corporation ("Midland"), and producing and selling beef jerky to retail markets through its 80% owned subsidiary, My Favorite Jerky, LLC ("MFJ").

         On March 14, 1997, Wild Wings, Inc. (now known as Red Oak Hereford Farms, Inc.) entered into an Agreement and Plan of Reorganization (the "Acquisition") with ROF. Pursuant to terms of the Acquisition, Wild Wings, Inc. effected a reverse acquisition by acquiring all of the issued and outstanding stock of ROF from the stockholders of ROF in exchange for 10,000,000 restricted shares of the $0.001 par value common stock plus options to purchase an additional 3,000,000 shares of Wild Wings, Inc. As a result of the Acquisition, ROF became a wholly owned subsidiary of Wild Wings, Inc. At a special meeting of shareholders held March 14, 1997, the shareholders approved the Acquisition and voted to change the company name from Wild Wings, Inc. to Red Oak Hereford Farms, Inc. For accounting purposes, ROF is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by ROF at historical cost. Prior to March 14, 1997, Wild Wings, Inc. operated a hunting club and had insignificant operations; accordingly, the accompanying financial statements reflect the financial position and results of ROF.

         In February 1997, ROF was formed with members of Mid-Ag, LLC, a limited liability company, contributing the assets and liabilities of Mid-Ag, LLC to ROF in exchange for all of the outstanding stock of ROF. ROF was acquired by the Company in the transaction described above.

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

         On December 12, 1997, the Company formed a subsidiary, Red Oak Feeders, LLC, an Iowa limited liability company ("Feeders"), to develop a supply of Premium Hereford Beef ("PHB") for the Company by financing the feeding of PHB cattle for sale to ROF. Feeders issued notes to experienced cattle investors and used the proceeds for a joint venture, Quality Feeders ("Quality"), a Nebraska partnership with MoorMan's, Inc. ("MoorMan"). Quality, whose operations commenced in January 1998, feeds and raises PHB to provide a supply of PHB cattle to meet customer demands. Quality buys cattle from Midland and others, places the cattle in feedlots and oversees the feeding pursuant to PHB standards. This investment is being accounted for under the equity method of accounting.

         During the third quarter 1998, the Company formed two new subsidiaries, Here's The Beef Corp. ("HTB") and My Favorite Jerky, LLC ("MFJ"). The Company owns 80% of HTB and a minority shareholder, Cable Print Network/Marketing, Inc., owns 20%. HTB was created for the purpose of beginning a multi-media distribution network. MFJ was originally owned 60% by the Company and 40% by McClellan Creek Gourmet Meats, Inc. ("McClellan"). The Company acquired an additional 20% ownership interest in MFG on January 1, 1999. MFJ was established to produce, market and sell a natural style beef jerky.

         The Company extends unsecured credit to customers predominantly located in the Southwest and Midwest United States.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(1)  Summary of significant accounting policies (continued)

         Revenue recognition - The Company recognizes revenue upon shipment.

         Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ROF, Midland, Feeders, and its 80% owned subsidiaries, HTB and MFJ. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Other assets - The Company has various other assets, including a licensing agreement and loan and grant origination costs. Amortization is computed using the straight-line method over the following lives: licensing agreement, 15 years; loan and grant origination costs, the life of the agreements.

         Deferred income - Deferred income consists of two grants from the Iowa Department of Economic Development. The first was for $100,000 received in 1995 to form a Certified Hereford Beef Program. If ROF meets certain conditions, grant repayment will be permanently waived and the income will be recognized. If the requirements are not met, this deferred income will become a note payable.

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

         Advertising costs - Advertising costs, consisting primarily of marketing material for the promotion of beef and jerky products and for investor promotional information, are expensed as incurred. Total advertising costs were $227,415, $279,698, and $762,762 in 1999, 1998 and
     1997, respectively.

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

                  Years Ended December 31, 1999, 1998 and 1997


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

         Recent accounting pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes that adoption of this pronouncement will have no material impact on the Company's financial position and results from operations.

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

         Reclassifications - Certain amounts in the 1998 and 1997 financial statements have been reclassified to agree with the 1999 presentation.

(2)  Operating losses

         The Company has suffered recurring losses since its inception due to its start-up nature in establishing a premium branded Hereford beef product.

         Negative factors for the Company in addition to recurring operating losses include working capital deficiencies, negative net worth, negative cash flows from operations, technical noncompliance with certain financial conditions of its inventory line of credit, and new competition in the Hereford beef market. Positive factors for the Company include additional capital infusions and conversions of short-term debt to long-term debt (Notes 7 and 11), an increase in beef sales and gross margin in 1999 compared to 1998, and a decrease in the net loss for 1999 compared to 1998.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(2)  Operating losses (continued)

         Management is in the process of completing private placement offerings of preferred stock and conversions of debt to equity (Note 15). Sales efforts are being made to effect changes in the product mix of premium beef sales and to increase the volume percentage of branded versus commodity sales. In addition, REW Marketing, Inc., the Company's sales broker, has indicated substantial purchase commitments from customers at profitable margins for new products such as pre-cooked beef, deli beef, beef jerky sticks, beef jerky in 4 oz. bags, and imported salmon. The Company has developed an operating plan including operating budgets to facilitate monthly analysis of operations. Management believes these steps will enhance the Company's ability to achieve favorable operating results.

(3)  Related party transactions

         The Company sells cattle to certain companies which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and ROF utilize trucking companies that are owned by members of the Company's management or Board of Directors. The activity between the Company and these related parties at and for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                      1999            1998               1997
                                 ------------     ------------      ------------
         Sales                   $  3,784,429     $  4,199,028      $ 13,092,322
         Purchases                 18,007,745       15,875,007         8,591,916
         Accounts receivable          364,372           13,379         1,102,565
         Accounts payable           1,599,583        1,846,680            54,528

         Additionally, during the years ended December 31, 1999, 1998 and 1997, ROF purchased cattle from Midland in the amounts of $23,912, $442,084, and $358,796, respectively. During the years ended December 31, 1999 and 1998, MFJ purchased beef from ROF in the amounts of $10,495 and $41,750, respectively. Such intercompany purchases are eliminated in consolidation.

         The Company leases office space owned by a related party under two one-year leases dated March 1, 1999, which provide for monthly rent payments totaling $4,000. On March 1, 2000, the Company renewed its corporate office leases for an additional year for the same monthly rent payments.

         During the years ended December 31, 1999, 1998 and 1997, the Company paid management fees of $80,000, $179,999, and $376,960, respectively, to affiliates.

         During 1998 and 1997, the Company adopted various stock based compensation plans through which it granted stock options to officers, directors, and employees (Note 11).

         To insure a sufficient supply of PHB, the Company entered into financing arrangements, i.e. repurchase agreements, with related parties. The cattle are purchased by the Company and then "sold" to a related party for feeding. When the cattle are the correct weight, they are repurchased by the Company for meat processing. The Company's agreement with the related party is that the Company retains the benefit from any gains on the cattle and the risk of any losses. In addition, the Company reimburses the related party for any costs incurred on the cattle, such as grain, vet, yardage, etc., as well as pays interest on the funds advanced by the related party to "purchase" the cattle and to pay other expenses related to the cattle. Cattle financed under these agreements totaled $1,161,469 and $1,089,028 for the years ended December 31, 1999 and 1998, respectively. Additional feeding costs paid to related parties totaled $284,006 and $841,217 for the years ended December 31, 1999 and 1998, respectively.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(3)  Related party transactions (continued)

         In conjunction with the Company's cattle feeding joint venture with MoorMan, Cimarron Properties, Ltd. (Cimarron), which is owned by the Company's president, purchased cattle for the PHB program. The Company incurred feeding costs of $52,037, and $727,209 on these cattle during the years ended December 31, 1999 and 1998, respectively.

         At December 31, 1999 and 1998, the Company has notes payable to stockholders totaling $3,393,290 and $1,070,000, respectively. In addition, the Company has notes payable to joint venture partners totaling $1,976,103 and $1,210,000 at December 31, 1999 and 1998, respectively.

         On December 28, 1999, the Company entered into a settlement agreement to restructure the Company's outstanding indebtedness to MoorMan and Quality, and guarantees on notes due MoorMan from the Company's president and from Cimarron, with outstanding balances at December 28, 1999 of $966,971 and $1,095,810, respectively. Subsequent to the settlement, the Company and the Company's president will guarantee a note payable of $311,396 to MoorMan from Cimarron. (Note 7).

(4)  Restricted cash

         Restricted cash of $325,295 represents certificates of deposit which secure a letter of credit of $415,000. The letter of credit is also secured by property owned by the Company's president and the guarantees of the president and a director. The letter of credit expires on February 22, 2001.

         Restricted cash of $90,000 represents certificates of deposit which are required as a payment guarantee by Budelpack Co-Packers, B.V., which will package jerky for European markets.

(5)  Factoring agreement

         On April 20, 1998, the Company entered into an agreement whereby it sells selected accounts receivable without recourse to KBK Financial, Inc. ("KBK"). The Company received $31,077,233 and $20,581,776 in proceeds from the transfer of its receivables during the years ended December 31, 1999 and 1998, respectively. KBK maintains a reserve for delinquencies and claims. The amounts held by KBK at December 31, 1999 and 1998 were $171,756 and $262,102, respectively, which are reflected as due from factor on the balance sheet. The agreement provides for a 0.75% fixed discount on the accounts sold . These discounts totaled $233,079 and $154,367 during the years ended December 31, 1999 and 1998, respectively, and are presented on the statements of operations as loss from sale of accounts receivables. In addition, the agreement provides for an interest charge of KBK's base rate plus two percent per annum on amounts advanced but not yet collected by KBK.

(6)  Inventories

         Inventories at December 31, 1999 and 1998 consisted of the following:


                                                       1999               1998
                                                   -----------         ---------
     Boxed beef                                    $ 1,029,808         $ 635,202
     Packaged jerky                                          -            33,945
     Cattle                                          1,938,114           121,454
     Other                                             174,903           128,858
                                                   -----------         ---------
       Total inventory                             $ 3,142,825         $ 919,459
                                                   ===========         =========

         Loss on expired inventory, presented on the statements of operations in cost of goods sold, represents jerky inventory which was near expiration at December 31, 1999.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(7)  Notes payable and long-term debt

         Short-term notes payable consisted of the following at December 31, 1999 and 1998:

                                                       1999               1998
                                                   -----------         ---------
     Revolving line of credit (A)                  $   615,000        $  440,000
     Note payable to stockholder (B)                         -           410,000
     Note payable to stockholder (C)                 1,000,000                 -
                                                   -----------         ---------
       Total short-term notes payable              $ 1,615,000         $ 850,000
                                                   ===========         =========

         Long-term debt consisted of the following at December 31, 1999 and 1998:

                                                              1999            1998
                                                          -----------     -----------
     Note payable to stockholder (B)                      $   466,480     $         -
     IDED installment note (D)                                436,447         458,047
     MoorMan's, Inc. (E)                                    1,788,604       1,000,000
     Feeders' notes (F)                                       450,000         550,000
     Equipment notes (G)                                       56,323          61,192
     McClellan Creek Gourmet Meat (H)                         187,500         210,000
     Wall Lake Cattle Company (I)                             325,924               -
     Note payable to stockholder (J)                        1,181,566               -
                                                          -----------     -----------
       Subtotal                                             4,892,844       2,279,239
      Less current maturities                              (2,421,484)     (1,115,424)
                                                          -----------     -----------
       Total long-term debt, less current maturities      $ 2,471,360     $ 1,163,815
                                                          ===========     ===========

         Aggregate annual maturities of notes payable and long-term debt are as follows:


         2000                                             $ 4,036,487
         2001                                                 475,809
         2002                                               1,987,868
         2003                                                   7,680
                                                          -----------
           Total                                          $ 6,507,844
                                                          ===========

         The carrying amounts approximate fair value for the above debt instruments since the interest rates vary based on the prime rate.

     (A) On April 20, 1998, ROF entered into an agreement with KBK to provide an asset based line of credit. The line provides borrowings up to $1,500,000 based on eligible inventory. The line of credit was renewed January 15, 2000 and matures on April 15, 2000, with interest due on the 15th day of each month. Interest is based on a fluctuating rate per annum (13.50% at December 31, 1999). The line of credit is collateralized by substantially all of the subsidiary's assets and personal guarantees of the Company's president and a director. The Company is in technical noncompliance on certain financial conditions of its loan agreement with KBK, which gives KBK the right to call the loan. However, KBK has given no indication of any intention to call this obligation.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(7)  Notes payable and long-term debt (continued)

     (B) A major stockholder loaned the Company $150,000 on June 25, 1998, and an additional $260,000 on August 13, 1998. The short-term notes payable were restructured as long-term debt during 1999. Principal and interest of 9.00% per annum are due October 15, 2002. Accrued interest of $56,480 is noncurrent and is reflected in the note payable balance. The Company granted a security interest to the stockholder in all of the common stock of HTB that the Company owns.

     (C) On September 15, 1999, the Company entered into an agreement with a stockholder to provide a revolving line of credit which matures on March 16, 2000. The line provides borrowings of up to $1,000,000 with interest chargeable at 20.00% per annum. As additional compensation, the stockholder has the option to convert the value of the interest on this line of credit into common stock at $1.50 per share through September 15, 2001.

     (D) Installment note payable to the Iowa Department of Economic Development; payable in quarterly installments of $14,602 including interest of 8.25%, with final payment due on July 15, 2001 of $409,716. The note is subordinated to KBK line of credit (A) of ROF and is guaranteed up to $300,000 by the Company's president.

     (E) On December 28, 1999, the Company entered into a settlement agreement to restructure the Company's outstanding indebtedness to MoorMan and Quality, and guarantees on notes due MoorMan from the Company's president and from Cimarron, with outstanding balances at December 28, 1999 of $966,971 and $1,095,810, respectively. Subsequent to the settlement, the Company and the Company's president will guarantee a note payable of $311,396 to MoorMan from Cimarron. Under the terms of the agreement, MoorMan restructured various debts of the Company into one note, repayable at $250,000 on December 28, 1999, $1,500,000 on February 15, 2000 and monthly principal payments of $24,050 plus 8.50% interest beginning March 1, 2000 through February 1, 2001. The note is subordinated to the KBK line of credit (A) of ROF.

     (F) On December 31, 1997, Feeders received proceeds of $500,000 from the issuance of three loans payable to stockholders for financing the feeding of PHB cattle. The loans are due on December 31, 2000, and bear interest at the rate of 10.00% paid annually. On January 14, 1998, Feeders received an additional $100,000 from a fourth loan with the same terms. An early payment of $50,000 was made on one of the loans in 1998. During 1999, one of the loans was paid in full with a principal payment of $100,000 plus accrued interest.

     (G) Three installment notes due in monthly payments totaling $1,796 in 1999 and $1,389 in 1998. The interest rates vary between 0.90% and 8.95%. The notes are secured by vehicles. In addition, the Company entered into a lease agreement to obtain computer equipment on March 26, 1998. This agreement is classified as a capital lease. The lease is payable $829 per month through June 1, 2003.

     (H) On July 1, 1998, an agreement was entered into by the Company, McClellan and MFJ. McClellan agreed to transfer and assign to MFJ all its rights to its natural style beef jerky. In partial consideration for such conveyance, MFJ agreed to pay $250,000 to McClellan as follows: $10,000 upon execution of the agreement, four $10,000 monthly installments beginning August 1998, $12,500 on December 1, 1998, $50,000 on December 31, 1999, and $137,500 on December 31, 2000.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(7)  Notes payable and long-term debt (continued)

     (I) During the year ended December 31, 1999, the Company converted $286,240 of cattle payables due to a company owned by the Company's Chairman to long-term debt. Principal and interest of 9.00% per annum are due October 15, 2002. Accrued interest of $39,684 is noncurrent and is reflected in the note payable balance.

     (J) During the year ended December 31, 1999, the Company converted $1,159,550 of cattle payables due to a major stockholder to long-term debt. Principal and interest of 9.00% per annum are due October 15, 2002. Accrued interest of $22,016 is noncurrent and is reflected in the note payable balance.

(8)  Financial instruments and hedging activities

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined commodity price risks. Specifically, the Company uses futures and option contracts to reduce price volatility of fed cattle. These contracts permit settlement by delivery of commodities. At December 31, 1999, there were no unsettled futures or options contracts. The Company had outstanding cattle purchase contracts for fed cattle totaling approximately 1,245,000 pounds, purchased on the rail.

         Since these contracts qualify as hedges and correlate to price movements of inventory and cattle contracts, any gains or losses resulting from market changes will be offset by losses or gains on the Company's hedged inventory purchase contracts. Total unrealized gains for the Company's cattle hedging activities were approximately $35,600 at December 31, 1998. Total realized gains for the Company's cattle hedging activities were $26,968 for the year ended December 31, 1999.

(9)  Income taxes

         The accompanying consolidated financial statements contain no provision for income taxes due to net operating losses. The effective tax rate differs from the U.S. statutory federal income tax rate of 34% and the Iowa income tax rate of 12% due to the fact that tax benefits have been offset by the valuation allowance described below due to the uncertainty of the Company's ability to utilize them in future periods.

         The tax effects of temporary differences related to deferred taxes were:

                                                           1999              1998
                                                       ------------      ------------
         Deferred tax assets
           Net operating loss carry forwards           $ 5,965,680       $ 4,452,000
           Valuation allowance                          (5,965,680)       (4,452,000)
                                                       -----------       -----------

                Net deferred tax assets                $         -       $         -
                                                       ===========       ===========

         As of December 31, 1999, the Company had approximately $14,204,000 of unused operating loss carryforwards which expire by December 31, 2019.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(10) Commitments and contingencies

         Noncancellable operating leases - The Company leases certain office equipment and property under noncancellable operating leases expiring in various years. Future minimum lease payments at December 31, 1999, are as follows:


         2000                               $ 133,231
         2001                                 116,980
         2002                                  39,985
         2003                                  39,600
         2004                                  39,600
                                            ---------
         Future minimum lease payments      $ 369,396
                                            =========

         Total rent expense related to these leases was $171,428, $66,494, and $107,486 for 1999, 1998 and 1997, respectively.

         Exclusive license and royalty agreement - The Company originally entered into an agreement on September 6, 1994, with the AHA for the exclusive license and right to process, distribute and sell Certified Hereford Beef ("CHB") under the CHB trademark. This original agreement was replaced by an agreement dated March 14, 1997. The AHA works in conjunction with the Company, providing marketing assistance, as well as pricing and promotional strategies, to the Company's major customers. The agreement required the Company to maintain certain cattle processing standards and process a certain number of CHB cattle. In addition, the agreement required the Company to pay the AHA a minimum royalty fee calculated for CHB cattle processed of $850,000, $725,000 and $500,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company incurred royalty fees to the AHA of approximately $524,000 and $500,000 in 1998 and 1997.

         On January 1, 1999, ROF terminated its prior agreement with AHA and entered into a new agreement. As part of the termination agreement, ROF agreed to pay $24,195 of accrued royalty fees and an additional $200,000 payable in four quarterly installments of $50,000 beginning March 31, 1999. The additional $200,000 was accrued and charged to operations for the year ended December 31, 1998. The new nonexclusive license agreement provides for a per head fee for each head of cattle processed as CHB. Pursuant to the license agreement, ROF may use the AHA trademark and program information. The agreement automatically renews for one year on the anniversary date. The Company incurred $202,855 for royalty fees in 1999. The balance due AHA including interest as of December 31, 1999 and 1998 was $202,062 and $224,195, respectively.

         Major customers and suppliers - During 1999, pursuant to its slaughter and fabrication agreement, the Company's meat packer purchased cattle and other products representing 16.7% of total revenues. In addition, two related party feeders supplied cattle totaling 28.6% of cost of goods sold and an additional feeder supplied cattle totaling 10.1% of cost of goods sold. During 1998, pursuant to its slaughter and fabrication agreement, the Company's meat packer purchased cattle and other products representing 12.0% of total revenues. In addition, one feeder supplied cattle totaling 10.0% of cost of goods sold. For the year ended December 31, 1997, there were no customers or suppliers which exceeded 10.0% of revenues or cost of goods sold.

         Legal proceedings - To the knowledge of management, there is no material litigation pending or threatened against the Company or its management.

         Purchase contracts - In order to ensure a steady supply of PHB and to keep the cost of products stable, the Company has entered into contracts with producers for the purchase of cattle. Under these contracts, the Company is committed at December 31, 1999 to purchase cattle at an estimated cost of $1,395,000 in 2000.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(11) Stockholders' equity

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

         In 1999 and 1998, the Company's Board of Directors resolved that each director shall receive 1,000 shares of common stock for each meeting attended during the year as consideration for participation in each board meeting. As of December 31, 1999 and 1998, the Company had granted 22,000 and 32,000 shares, respectively, and recognized a total of $25,500 and $87,708, respectively, in director compensation expense for all board meetings held to date.

         Potential issuance of additional preferred stock - The Company is authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without stockholder approval.

         Issuance of preferred stock - As part of the Company's acquisition of Midland, the Company authorized issuance of 200,000 shares of 1997 Series A nonvoting preferred stock pursuant to an agreement with the former stockholders of Midland. The rights and preferences of the preferred stock include a liquidation preference of $5.00 per share, plus an amount equal to any accrued and unpaid dividends at a rate of $0.042 per share per month, plus 10.0% interest to the payment date, before any payment or distribution is made to the holders of common stock. At December 31, 1998, cumulative dividends in arrears plus interest aggregate $164,649 ($0.01 per share).

         On June 23, 1999, the Company ratified the redemption of the 200,000 issued and outstanding shares of nonvoting preferred stock Series A in exchange for 1,000,000 shares of restricted common stock according to a 5:1 conversion ratio. In addition, it was resolved and authorized that no accrued dividends will be paid on the nonvoting preferred stock Series A as per the agreement with the holders of such stock.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997

(11) Stockholders' equity (continued)

         On September 29, 1998, the Company's board of directors approved a private placement offering of 800,000 shares of Series B 4% cumulative convertible nonvoting preferred stock at $5.00 per share. On November 5, 1998, the offering was amended to increase the number of shares to 1,200,000 and to include one common stock warrant with each share of preferred stock sold. In addition, the offering time was extended to February 22, 1999. On December 7, 1999, the Company extended its offering of Series B 4% convertible preferred stock until January 29, 2000. The placement offering broke escrow on November 11, 1999. Cumulative dividends in arrears plus interest aggregated $10,234 at December 31, 1999.

         On July 30, 1999, the Company's board of directors approved a private placement offering of 2,000,000 shares of Series C convertible nonvoting preferred stock at $7.50 per share. On December 20, 1999, the Company extended its offering of Series C convertible preferred stock until March 22, 2000.

         Outstanding warrants - The Company had the following classes of warrants outstanding at December 31, 1999:


          Class                      Shares               Price per Share
-------------------------       ----------------        ------------------
            A                        960,000                  $4.00
            B                        960,000                  $4.50
            C                        960,000                  $5.00
1998 private placement             1,500,000                  $5.00
1999 private placement               332,125                  $6.00

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

         Outstanding stock options - In connection with the acquisition of ROF, the Company has granted options to purchase 3,000,000 shares of stock between March 17, 1997 and March 17, 2002. To date, none of these options have been exercised. The shares are exercisable as follows:


        Shares                                    Price per Share
     ------------                              ---------------------
       1,000,000                                      $8.00
       1,000,000                                      $10.00
       1,000,000                                      $12.00

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

         In 1997, the Company adopted the 1997 Stock Option Plan and allocated 1,000,000 shares of common stock to the Plan. At December 31, 1999, 1998 and 1997, options to purchase 378,000, 548,000 and 758,000 shares of common stock of the Company, exercisable at $4.25 to $6.75 per share, were outstanding under this plan. The options vest over one to five years and expire in five to ten years.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(11) Stockholders' equity (continued)

         On May 8, 1998, the Company adopted the 1998 Stock Option Plan and allocated 1,000,000 shares of Company stock to the plan. At December 31, 1999 and 1998, options to purchase 635,000 and 670,000 shares, respectively, of the Company's common stock, exercisable at $1.50 to $5.00 per share, were outstanding under this plan. The options vest over one to five years and expire in five to ten years.

         The Company accounts for stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:


                                          1999              1998               1997
                                      -------------    --------------     --------------
Net Loss          As Reported         $ (3,622,334)    $  (6,576,492)     $  (4,498,146)
                       Pro Forma      $ (3,688,364)    $  (6,869,862)     $  (4,691,472)

Loss Per Share    As Reported         $      (0.23)    $       (0.46)     $       (0.33)
                       Pro Forma      $      (0.24)    $       (0.47)     $       (0.35)

         A summary of the status of the Company's stock option plans at December 31, 1999, 1998, and 1997, and changes during the years then ended is presented below:


                                                                            Weighted Average
                                                                        -------------------------
                                                          Exercise       Price per    Remaining
                                           Shares          Price           Share    Life - Years
                                        ------------   ------------     ----------  -------------
Outstanding, December 31, 1996               400,000   $       3.00
       Granted                               976,500   $ 4.25-$6.50      $  4.85         10.0
       Forfeited                           (218,500)   $       5.00      $  5.00
       Exercised                           (400,000)   $       3.00
                                        ------------

Outstanding, December 31, 1997               758,000                     $  4.85         10.0
       Granted                               750,000   $ 1.75-$4.75      $  2.41         10.0
       Forfeited                           (205,000)   $ 4.75-$5.00      $  5.00
                                        ------------

Outstanding, December 31, 1998             1,303,000                       $3.37          9.6
       Granted                               165,000   $ 1.50-$2.50      $  2.11         10.0
       Forfeited                           (455,000)   $ 1.75-$5.00      $  3.32
                                        ------------

Outstanding, December 31, 1999             1,013,000                     $  3.02          8.8
                                        ============

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the years ended December 31, 1999, 1998 and 1997, respectively: risk-free interest rates of 5.70%, 5.60% and 6.39%; expected dividend yields of 0.00% in all three years; expected volatility of 136%, 88% and 62%, respectively; and expected option life of five years in all three years. At December 31, 1999, 387,200 of the outstanding options were exercisable.

         As of December 31, 1999, a total of 2,000,000 shares of common stock has been reserved for outstanding stock options granted under the 1998 and 1997 Stock Option Plans.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(12)   Losses from cattle feeding joint venture

         Losses from cattle feeding joint ventures for the years ended December 31, 1999 and 1998, consisted of losses from Quality of $16,361 and $659,038, respectively, and additional losses of $53,285 and $727,209, respectively, incurred in feeding cattle which was purchased for sale to Quality.

(13)   Supplemental cash flows information


                                                 1999             1998         1997
                                               ---------       ---------    ---------
Cash paid during the year for interest         $ 706,765       $ 361,204    $ 364,611

         Noncash transactions:

         During the year ended December 31, 1998, the Company financed the acquisition of computer equipment with a $39,897 capital lease and the acquisition of a vehicle with a $15,018 note.

         During 1999, 1998 and 1997, the Company issued common stock in exchange for services rendered totaling $25,500, $471,592 and $123,629, respectively.

         Effective January 1, 1999, the Company acquired additional 20% ownership in one of its subsidiaries. As a result, the deficit in minority interest carried forward from the year ended December 31, 1998, was reduced and the deficit in retained earnings was increased by $48,501.

         On December 28, 1999, the Company entered into a settlement agreement in order to restructure the Company's outstanding indebtedness to MoorMan. As a result, accounts payable, related parties of $318,972, a note payable of $386,517 and accrued interest of $333,115 have been consolidated with a single note payable to MoorMan (Note 7 - E).

         During the year ended December 31, 1999, the Company converted cattle payables of $386,517, $286,240 and $1,159,550, to long-term debt (Note 7 -
     E, I, J).

         During the year ended December 31, 1999, the Company converted $410,000 of short-term notes payable to long-term debt (Note 7 - B).

(14) Reportable segments

         The Company has four reportable segments: boxed beef, cattle trading, cattle feeding and beef jerky. The boxed beef segment produces and sells branded fresh beef to retail and food service markets. The cattle trading segment buys and sells feeder cattle in wholesale markets. The cattle feeding segment feeds Hereford cattle to insure a consistent supply of PHB. The beef jerky segment commenced activities in 1998 and produces and sells beef jerky to wholesale and retail food distributors.

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

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(14)   Reportable segments (continued)

         Reportable segment profit or loss and segment assets and liabilities for the year ended December 31, 1999, were as follows:


                                       Boxed         Cattle       Cattle        Beef         All
                                       Beef         Trading      Feeding        Jerky       Others          Totals
                                   -------------   -----------   ----------   ---------    ----------     -----------
Revenues from external customers   $  45,500,167   $25,953,452   $        -   $ 114,180    $        -     $71,567,799
Intersegment revenues                     10,495        61,740            -           -             -          72,235
Interest revenue                           6,520             -            -           -        12,292          18,812
Interest expense                         756,313        40,407       75,872           -       135,292       1,007,884
Equity in net loss of joint venture            -             -      (16,362)          -             -         (16,362)
Depreciation and amortization             75,881        23,075        1,281      19,495         1,875         121,607
Segment profit (loss)                 (2,226,447)      116,193     (102,363)   (838,546)     (571,171)     (3,622,334)
Other significant noncash items:
   Fees paid with common stock                 -             -            -           -         7,875           7,875
   Loss from partnership                       -             -       52,037           -             -          52,037
Segment assets                         2,933,324     2,635,065    1,424,990     487,726     6,247,108      13,728,213
Expenditures for segment assets           48,737        14,373            -      18,797             -          81,907

         Reconciliation of segment revenues, profit or loss, and assets for the year ended December 31, 1999, were as follows:


Revenues
       Total revenues for reportable segments                           $   71,640,034
       Other revenues                                                                -
       Elimination of intersegment revenues                                   (72,235)
                                                                        --------------
              Total consolidated revenue                                $   71,567,799
                                                                        ==============

Profit or loss
       Total profit or loss for reportable segments                     $  (3,051,163)
       Other profit or loss                                                  (571,171)
                                                                        --------------
              Income before income taxes and extraordinary items        $  (3,622,334)
                                                                        ==============

Assets
       Total assets for reportable segments                             $    7,481,105
       Other assets                                                          6,247,108
       Elimination of intersegment receivables                             (7,671,169)
                                                                        --------------
              Consolidated total                                        $    6,057,044
                                                                        ==============

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997



(14) Reportable segments (continued)


                                           Segment                      Consolidated
                                           Totals       Adjustments        Totals
                                         ----------     -----------     ------------
Interest revenue                         $   6,520        $ 12,292       $   18,812
Interest expense                           872,592         135,292        1,007,884
Expenditures for assets                     81,907               -           81,907
Depreciation and amortization              119,732           1,875          121,607

         Adjustments consist of revenues and expenses of the parent company.

         Reportable segment profit or loss and segment assets and liabilities for the year ended December 31, 1998, were as follows:


                                       Boxed          Cattle        Cattle        Beef          All
                                       Beef          Trading       Feeding        Jerky       Others        Totals
                                   -------------  -------------  ------------   ---------   -----------  -------------
Revenues from external customers   $  36,545,948  $  32,215,812    $        -    $      -    $        -  $  68,761,760
Intersegment revenues                     41,750        400,334             -           -             -        442,084
Interest revenue                           9,026              -        (1,850)          -         2,219          9,395
Interest expense                         307,403         50,502        58,045           -        16,321        432,271
Equity in net loss of joint
venture                                        -              -     (659,038)           -             -      (659,038)
Depreciation and amortization             87,161         28,061         1,281       8,333         5,624        130,460
Segment loss                          (2,871,808)      (247,678)   (2,290,887)   (242,505)     (923,564)    (6,576,442)
Other significant noncash items
       Fees paid with common stock             -              -             -           -       471,592        471,592
       Loss from partnership                   -              -      (659,038)          -             -       (659,038)
Segment assets                         1,879,402      2,217,884       145,939     357,541     2,441,462      7,042,228
Expenditures for assets                   62,406              -       200,000           -             -        262,406

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(14) Reportable segments (continued)

         Reconciliation of segment revenues, profit or loss, and assets for the year ended December 31, 1998, were as follows:


Revenues
       Total revenues for reportable segments                          $    69,203,844
       Other revenues                                                                -
       Elimination of intersegment revenues                                   (442,084)
                                                                       ---------------
              Total consolidated revenue                               $    68,761,760
                                                                       ===============

Profit or loss
       Total profit or loss for reportable segments                    $    (5,652,878)
       Other profit or loss                                                   (923,564)
                                                                       ---------------
              Income before income taxes and extraordinary items       $    (6,576,442)
                                                                       ===============

Assets
       Total assets for reportable segments                            $     4,600,766
       Other assets                                                          2,441,462
       Elimination of intersegment receivables                              (4,071,526)
                                                                       ---------------
              Consolidated total                                       $     2,970,702
                                                                       ===============



                                       Segment                      Consolidated
                                       Totals       Adjustments        Totals
                                    ----------     ------------    -------------

Interest revenue                    $   7,176        $  2,219         $  9,395
Interest expense                      415,950          16,321          432,271
Expenditures for assets               262,406             -            262,406
Depreciation and amortization         124,836           5,624          130,460

         Adjustments consist of revenues and expenses of the parent company.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997

(14) Reportable segments (continued)

         Reportable segment profit or loss and segment assets and liabilities for the year ended December 31, 1997, were as follows:


                                       Boxed        Cattle        Cattle          All
                                       Beef         Trading       Feeding       Others          Totals
                                   ------------- -------------  ------------   -------------  --------------
Revenues from external customers   $  31,984,251 $  73,341,442  $          -   $         -    $105,325,693
Intersegment revenues                          -       358,796             -             -         358,796
Interest revenue                          18,245        24,436             -        20,381          63,062
Interest expense                         171,447       171,957             -             -         343,404
Depreciation and amortization             55,106        26,484             -        11,974          93,564
Segment profit (loss)                 (3,638,685)      414,325      (475,757)     (798,029)     (4,498,146)
Equity in net loss of joint
       venture                                 -             -             -             -               -
Other significant noncash items
       Fees paid with common stock             -             -             -             -               -
       Loss from partnership                   -             -             -             -               -
Segment assets                         2,267,945     3,672,373       608,253     1,390,415       7,938,986
Expenditures for assets                   42,414        32,518       506,403             -         581,335

         Reconciliation of segment revenues, profit or loss, and assets for the year ended December 31, 1997, were as follows:


Revenues
       Total revenues for reportable segments                           $  105,684,489
       Other revenues                                                                -
       Elimination of intersegment revenues                                  (358,796)
                                                                        --------------
              Total consolidated revenues                               $  105,325,693
                                                                        ==============

Profit or loss
       Total profit or loss for reportable segments                     $  (3,700,117)
       Other profit or loss                                                  (798,029)
                                                                        --------------
              Income before income taxes and extraordinary items        $  (4,498,146)
                                                                        ==============
Assets
       Total assets for reportable segments                             $    6,548,571
       Other assets                                                          1,390,415
       Elimination of intersegment receivables                             (1,963,302)
                                                                        --------------
              Consolidated total                                        $    5,975,684
                                                                        ==============


                                     Segment                      Consolidated
                                     Totals       Adjustments        Totals
                                  -------------  --------------  ---------------

Interest revenue                    $  44,531     $    18,531       $   63,062
Interest expense                      343,404               -          343,404
Expenditures for assets               581,335               -          581,335
Depreciation and amortization          81,590          11,974           93,564

         Adjustments consist of revenues and expenses of the parent company.

                          RED OAK HEREFORD FARMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years Ended December 31, 1999, 1998 and 1997


(15) Subsequent events

         On March 1, 2000, the Company renewed its corporate office leases for an additional year with monthly rent payments totaling $4,000.

         From January 1, 2000 through April 19, 2000, the Company obtained subscriptions for 521,550 shares of Series B 4% convertible preferred stock in the amount of $2,607,750, of which $2,585,750 was received. In addition, the Company obtained subscriptions for 216,789 shares of Series C convertible preferred stock in the amount of $1,625,915, of which $1,544,665 was received.

         On February 4, 2000, the Company's Board of Directors approved the placement of 1,000,000 shares of Series D convertible preferred stock to accredited investors. The shares are convertible at any time into common stock at a ratio of five shares of common stock for every one share of Series D convertible preferred stock.

         Effective April 1, 2000, the Company acquired the 20% minority interest of McClellan in MFJ for $40,000 and MFJ became a wholly-owned subsidiary of the Company.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated:   April 14, 2000                                                Red Oak Hereford Farms, Inc.
                                                                       (Registrant)

                                                                       By:
                                                                       \s\  Gordon Reisinger
                                                                       ---------------------------
                                                                       Gordon Reisinger, President

Date                       Name and Title                                 Signature
----                       --------------                                 ---------

April 24, 2000             Gordon Reisinger,
                           President/Director (Principal
                           Executive Officer)                          \s\  Gordon Reisinger
                                                                       ---------------------

April 24, 2000             Harley Dillard,
                           Treasurer/Chief Financial
                           Officer  (Principal
                           Accounting Officer)                         \s\  Harley Dillard
                                                                       ---------------------

April 24, 2000             Charles Kolbe,
                           Director, Chairman
                           of the Board                                \s\  Charles Kolbe
                                                                       ---------------------

April 24, 2000             John Derner,
                           Director, Vice President                    \s\  John Derner
                                                                       ---------------------

April 24, 2000             Jack Holden,
                           Director                                    \s\  Jack Holden
                                                                       ---------------------

April 24, 2000             Dwayne Lewis,
                           Director                                    \s\  Dwayne Lewis
                                                                       ---------------------

April 24, 2000             Ron Daggett,
                           Director                                    \s\  Ron Daggett
                                                                       ---------------------

         *                 Charles Wilson,                                      *
                           Director

         *                 Johan Smit,                                          *
                           Director

         *                 Marius Morin,                                        *
                           Director
