Form 10-Q
period 2000-03-31
RED OAK HEREFORD FARMS INC
filed 2000-05-18
CIK 939728

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000.

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period ____________________ to __________________.

Commission File Number 033-89714

                               -----------------

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

                               -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  |X|   No
                                      -------   ------


The number of shares outstanding of the Registrant's common stock as of May 15, 2000 was as follows:

                Common Stock, $.001 par value: 16,019,165 shares

===============================================================================


                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


Financial Statements Contents

     Condensed Consolidated Balance Sheets, as of March 31, 2000 and
          December 31, 1999                                                3-4

     Condensed Consolidated Statements of Operations, for three months
          ended March 31, 2000 and 1999                                      5

     Condensed Consolidated Statements of Cash Flows, for three months
          ended March 31, 2000 and 1999                                      6

     Notes to Condensed Consolidated Financial Statements                  7-9

                          RED OAK HEREFORD FARMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   As of March 31, 2000 and December 31, 1999

                                                                      (Unaudited)

                                                                       March 31,           December 31,
                                                                         2000                 1999
                                                                     -----------           -----------
CURRENT ASSETS
  Cash                                                               $    18,071           $    17,067
  Restricted cash                                                        420,396               415,295
  Accounts receivable
     Trade, less allowance for doubtful accounts of $10,000            1,333,988               790,363
     Related parties                                                     285,259               364,372
     Receivable due from factor                                          179,647               171,756
     Receivable due from stock subscriptions                           1,620,000               277,000
  Inventories                                                          3,504,897             3,142,825
  Prepaid expenses and other assets                                      139,164                69,799
                                                                     -----------           -----------
TOTAL CURRENT ASSETS                                                   7,501,422             5,248,477
                                                                     -----------           -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Buildings & leasehold improvements                                     294,974               294,974
  Vehicles and equipment                                                 409,789               384,635
                                                                     -----------           -----------
                                                                         704,763               679,609
  Less: accumulated depreciation                                        (355,507)             (334,475)
                                                                     -----------           -----------
NET PROPERTY, PLANT AND EQUIPMENT                                        349,256               345,134
                                                                     -----------           -----------

OTHER ASSETS
  Receivables, noncurrent                                                192,591               192,591
  Investment in partnership                                               24,600                24,600
  Other assets                                                           442,348               246,242
                                                                     -----------           -----------
TOTAL OTHER ASSETS                                                       659,539               463,433
                                                                     -----------           -----------

TOTAL ASSETS                                                         $ 8,510,217           $ 6,057,044
                                                                     ===========           ===========









                                                                   .



   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   As of March 31, 2000 and December 31, 1999

                                                                               (Unaudited)

                                                                                March 31,            December 31,
                                                                                  2000                   1999
                                                                              ------------           ------------
CURRENT LIABILITIES
  Checks in excess of bank balance                                            $    526,004           $    258,054
  Accounts payable
     Trade                                                                       1,160,179                538,177
     Related parties                                                               976,849              1,599,583
  Accrued expenses                                                                 423,336                457,783
  Notes payable                                                                  1,640,000              1,615,000
  Current maturities of long-term debt                                             861,808              2,421,484
  Current maturities of deferred income                                            100,000                100,000
                                                                              ------------           ------------
TOTAL CURRENT LIABILITIES                                                        5,688,176              6,990,081
                                                                              ------------           ------------

LONG-TERM LIABILITIES
  Deferred income                                                                  200,000                200,000
  Long-term debt, less current maturities                                        2,300,523              2,471,360
                                                                              ------------           ------------
TOTAL LONG-TERM LIABILITIES                                                      2,500,523              2,671,360
                                                                              ------------           ------------

TOTAL LIABILITIES                                                                8,188,699              9,661,441

MINORITY INTERESTS IN SUBSIDIARIES                                                (250,795)              (223,288)
                                                                              ------------           ------------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, authorized 50,000,000 shares;
    issued and outstanding 16,025,415 shares                                        16,025                 16,025
  Cumulative preferred stock, series B, $0.001 par value, authorized
    1,200,000 shares; issued and outstanding 1,200,000 shares for
    March 31, 2000 and 678,450 for December 31, 1999                                 1,200                    678
  Preferred stock, series C, $0.001 par value, authorized
    2,000,000 shares; issued and outstanding 352,489 shares for
    March 31, 2000 and 13,201 for December 31, 1999                                    352                     13
  Additional paid-in capital                                                    16,051,160             10,899,605
  Retained deficit                                                             (15,496,424)           (14,297,430)
                                                                              ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                                                         572,313             (3,381,109)
                                                                              ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  8,510,217           $  6,057,044
                                                                              ============           ============





   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended March 31, 2000 and 1999

                                   (Unaudited)

                                                                    2000                   1999
                                                                ------------           ------------
NET SALES
  Boxed beef                                                    $ 10,129,551           $ 11,657,326
  Cattle trading                                                   6,361,248              5,356,692
  Cattle trading sales to related parties                            714,422              1,071,713
                                                                ------------           ------------
                                                                  17,205,221             18,085,731
                                                                ------------           ------------
COST OF GOODS SOLD
  Cattle purchased for processing                                  6,003,091              6,385,666
  Cattle purchased for processing from related parties             2,731,084              4,817,846
  Cattle purchased for trading                                     6,817,439              6,041,681
  Cattle purchased for trading from related parties                   25,412                 53,944
  Other processing costs                                           1,222,500                378,532
  Other trading costs                                                 51,745                 44,384
                                                                ------------           ------------
                                                                  16,851,271             17,722,053
                                                                ------------           ------------

GROSS PROFIT                                                         353,950                363,678
                                                                ------------           ------------

OPERATING EXPENSES
  Selling and distribution                                           692,849                654,883
  General and administrative                                         697,291                523,437
                                                                ------------           ------------
                                                                   1,390,140              1,178,320
                                                                ------------           ------------

LOSS FROM OPERATIONS                                              (1,036,190)              (814,642)
                                                                ------------           ------------

OTHER INCOME (EXPENSE)
  Interest income                                                     35,421                  1,659
  Interest expense                                                  (197,067)              (137,836)
  Loss on sale of accounts receivable                                (28,665)               (56,504)
  Losses from cattle feeding joint venture                              --                  (12,502)
                                                                ------------           ------------
                                                                    (190,311)              (205,183)
                                                                ------------           ------------

LOSS BEFORE MINORITY INTERESTS                                    (1,226,501)            (1,019,825)

MINORITY INTERESTS                                                    27,507                 19,509
                                                                ------------           ------------

NET LOSS                                                          (1,198,994)            (1,000,316)

PREFERRED  STOCK DIVIDEND REQUIREMENT                                (49,324)              (224,921)
                                                                ------------           ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                      $ (1,248,318)          $ (1,225,237)
                                                                ============           ============

BASIC AND DILUTED LOSS PER SHARE                                $      (0.08)          $      (0.08)
                                                                ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                               16,025,415             15,003,415
                                                                ============           ============

   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended March 31, 2000 and 1999

                                   (Unaudited)

                                                            2000                  1999
                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                               $(1,198,994)          $(1,000,316)
  Items not requiring (providing) cash:
     Depreciation and amortization                            27,676                40,432
     Loss from partnership                                      --                  12,502
     Minority interest in loss of susbsidiary                (27,507)              (19,509)
  Changes in:
     Accounts receivable                                    (472,403)             (936,361)
     Inventories                                            (362,072)           (1,270,241)
     Prepaid expenses                                        (69,365)              (76,718)
     Accounts payable and accrued expenses                     7,305               195,119
     Checks in excess of bank balance                        267,950             2,632,881
                                                         -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                     (1,827,410)             (422,211)
                                                         -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                         (25,154)               (4,903)
  Restricted cash                                             (5,101)               (1,649)
  Change in other assets                                    (202,750)               (3,699)
                                                         -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                       (233,005)              (10,251)
                                                         -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of preferred stock            3,809,416                  --
  Net borrowings on line of credit                            25,000               460,000
  Payments on long-term debt                              (1,772,997)              (27,012)
                                                         -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  2,061,419               432,988
                                                         -----------           -----------

INCREASE IN CASH                                               1,004                   526

CASH, BEGINNING OF PERIOD                                     17,067                16,079
                                                         -----------           -----------

CASH, END OF PERIOD                                      $    18,071           $    16,605
                                                         ===========           ===========







   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   Three Months Ended March 31, 2000 and 1999

                                   (Unaudited)

(1)      Nature of Operations and Principles of Consolidation

         The condensed consolidated financial statements do not include all footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year-ended December 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results that can be expected for the full year.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of Company, are necessary to present fairly its consolidated financial position at March 31, 2000 and 1999. The results of operations for the interim periods shown are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

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

(2)      Related Party Transactions

         The Company sells cattle to certain companies which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and ROF utilize trucking companies that are owned by members of the Company's management or Board of Directors.

         The activity between the Company and these related parties at and for the quarters ended March 31, 2000 and 1999 are as follows:

                                             March 31,            December 31,           March 31,
                                               2000                  1999                  1999
                                        ----------------        --------------         ------------
         Sales                          $        714,422                               $ 1,071,713
         Purchases                             2,756,496                                 4,871,790
         Accounts receivable                     285,259        $   364,372
         Accounts payable                        976,849          1,599,583

         Cattle financed by a related party for the Company under a financing agreement totaled $214,388 and $308,296 for the quarters ended March 31, 2000 and 1999, respectively.

         The Company has notes payable to stockholders totaling $3,233,290 and $3,393,290 at March 31, 2000 and December 31, 1999, respectively. In addition, the Company has notes payable to joint venture partners totaling $476,104 and $1,976,103 at March 31, 2000 and December 31, 1999, respectively.

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   Three Months Ended March 31, 2000 and 1999

                                   (Unaudited)

(3)      Factoring Agreement

         The Company continues to sell selected accounts receivable without recourse to KBK Financial, Inc. ("KBK"). The Company received $3,822,000 and $7,533,832 in proceeds from the transfer of its receivables during the quarters ended March 31, 2000 and 1999, respectively. The reserve for delinquencies and claims held by KBK at March 31, 2000 and December 31, 1999, was $179,647 and $171,756, respectively. The Company paid $28,665 and $56,504 during the quarters ended March 31, 2000 and 1999, respectively, for fixed discounts on sold accounts.

(4)      Inventories

          Inventories at March 31, 2000 and December 31, 1999 consisted of the following:

                                            March 31,             December 31,
                                              2000                    1999
                                           ----------             ------------
          Boxed beef                       $1,085,568              $1,029,808
          Packaged jerky                      117,935                       0
          Cattle                            1,875,319               1,938,114
          Other                               426,075                 174,903
                                           ----------              ----------
                                           $3,504,897              $3,142,825
                                           ==========              ==========

(5)      Stockholders' Equity

         During the three months ending March 31, 2000, the Company received $2,862,750 in proceeds from the sale of 572,550 shares of Series B 4% cumulative convertible preferred stock. The total number of shares offered under the Series B private placement is 1,200,000 preferred stock shares.

         During the three months ending March 31, 2000, the Company received $946,665 in proceeds from the sale of 126,222 shares of Series C convertible preferred stock. The total number of shares offered under the Series C private placement is 2,000,000 preferred stock shares.

         At March 31, 2000, the Company had received subscriptions for preferred stock purchases totaling $1,620,000.

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   Three Months Ended March 31, 2000 and 1999

                                   (Unaudited)

(6)      Reportable Segments

         Reportable segment profit or loss and segment assets and liabilities for the quarter ended March 31, 2000, were as follows:

-------------------------------------------------------------------------------------------------------------------------------
                             Boxed              Cattle            Cattle              Beef             All
                             Beef               Trading           Feeding             Jerky           Others           Totals
-------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers        $ 10,119,014         7,075,670              --              10,537              --          17,205,221
Intersegment revenues             --                --                --                --                --                --
Segment profit (loss)     $   (836,852)          (13,097)          (14,616)         (137,533)         (196,896)       (1,198,994)

         Reconciliation of segment revenues, profit or loss, and assets for the quarter ended March 31, 2000, was as follows:

              Profit or loss
                   Total profit or loss for reportable segments             $ (1,002,098)
                   Other profit or loss                                         (196,896)
                                                                            ------------
              Income before income taxes and extraordinary items            $ (1,198,994)
                                                                            ============

         Reportable segment profit or loss and segment assets and liabilities for the quarter ended March 31, 1999, were as follows:

-------------------------------------------------------------------------------------------------------------------------------
                             Boxed              Cattle            Cattle              Beef             All
                             Beef               Trading           Feeding             Jerky           Others           Totals
-------------------------------------------------------------------------------------------------------------------------------
Revenues from
external customers        $ 11,656,766         6,458,275              --              11,055              --          18,126,096
Intersegment revenues           10,495            29,870              --                --                --              40,365
Segment profit (loss)     $   (833,997)           35,796           (42,959)          (97,249)          (61,907)       (1,000,316)


         Reconciliation of segment revenues, profit or loss, and assets for the quarter ended March 31, 1999, was as follows:

              Profit or loss
                   Total profit or loss for reportable segments             $   (938,409)
                   Other profit or loss                                          (61,907)
                                                                            ------------
              Income before income taxes and extraordinary items            $ (1,000,316)
                                                                            ============

(7)      Subsequent Event

         Effective April 1, 2000, the Company acquired the remaining 20% minority interest in MFJ for $40,000 and MFJ became a wholly-owned subsidiary of the Company.

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

Current Quarter Developments

         The Company continues implementation of its strategy of using its premium fresh beef program, Red Oak Farms' Premium Hereford Beef ("PHB"), as a foundation from which to become a branded premium consumer food product marketing company.

         Brand equity development, as part of this strategy, continues in the transition from Certified Hereford Beef ("CHB") to PHB. This transition resulted in temporarily depressed fresh beef sales. The Company is striving to restore these sales by attracting both hotel, restaurant and institutional ("HRI") and retail supermarket customers with the resources and vision to effectively operate the program. Customers of Red Oak Farms ("ROF") consist primarily of quality and value-oriented up-scale retail supermarket stores, food-service outlets, high-end restaurants and export accounts. The Company's fresh beef products continue to be recognized for superior flavor and quality, and were awarded the "Best Tasting" in the hotel and restaurant division and retail division by the American Tasting Institute. ROF also won the `Best of the Show" awards in their respective categories for the third year running over most national beef brands.

         During the past first quarter, the Company completed development of the first four of its ten, planned, ROFs' precooked beef entrees. There has been initial acceptance by retailers and distributors. The Company commenced shipments to several prominent national distributors and retailers early in the second quarter.

         The Company increased its ownership of "My Favorite Jerky" ("MFJ") from 80% to 100% on April 1, 2000. With the results of the Company's new marketing association, its meat snack line has been approved for distribution by two of the large specialty food and snack distribution companies. The Company has completed development of its 4 oz. bag, "MFJ", primarily for the retail supermarket and mass retail trade classes and expects to begin shipping this program late second quarter. To this end, the Company has a written understanding of price and all other parameters with an established co-packer to produce the "MFJ" items in Argentina and package them in the United States.

         Royal Salmon of Norway, for which the Company has exclusive distribution rights in the United States, will be sold in Europe on a non-exclusive basis by Red Oak's European subsidiary. In the United States, the smoked and marinated, farm-raised salmon products have been approved by one of the largest wholesale grocers. As a result, the Company expects to have Royal Salmon of Norway in stores during the second quarter of 2000.

         Red Oak's European subsidiary is manufacturing and shipping during the second quarter "Euro" Beef Sticks through its distribution network presently in place in 17 countries across Europe. Agreements are also now in negotiation for the production and distribution of other Company products with some of the largest grocery and snack companies in Europe.

         During the first quarter the Company completed the modification of its Northeast Service Center ("ROFNE"), more fully integrating it into the ROF corporate fabric. This entity, which sells PHB primarily to the food service industry has achieved excellent results placing PHB in many prestigious hotels, restaurants, and country clubs on the East Coast. In addition, the General Manager to ROFNE assumed responsibility for the nationwide sale of PHB. ROFNE has been successful during the first quarter, 2000, in expanding PHB HRI sales and distribution in key markets nationwide. Management believes that these high profile customers reinforce the premium image of the Red Oak brand and aid in securing customers for the entire array of Red Oak's premium food products.

         The Company completed a preferred stock offering during the first quarter of 2000. This, as well as ongoing equity raising activities, has substantially improved the Company's financial position. Product development and introduction activities were funded through this additional equity. The Company, however, now requires continued funding during the initial rollout of Red Oak's precooked line, "MFJ" and Beef Sticks, and Royal Salmon of Norway. Management believes that because these activities were not financed with debt, the Company will be more attractive to both debt financing and additional equity investment to fund these operations.

Liquidity and Capital Resources

         As of March 31, 2000 and December 31, 1999, the Company had consolidated cash and cash equivalents balance of $18,071 and $17,067, respectively.

                      Liquidity and Capital Resources Data:
                   As of March 31, 2000 and December 31, 1999
                                 (in thousands)

                                                 2000               % chg             1999
                                               --------             ------          --------
Working Capital (Deficit)                      $  1,813             204.1%          $ (1,742)
Restricted Cash                                     420               1.2%               415
Increase (Decrease) in Cash                           1              90.9%                 1
Cash Beginning of Period                             17               6.1%                16
Cash End of Period                                   18               5.9%                17
Stock and Additional Paid-In Capital           $ 16,069              47.2%          $ 10,916

         As discussed above, the Company must have additional funds to meet operational requirements on an ongoing basis. Management has plans, including completion of a private placement and issuance of debt instruments, to provide this cash until positive cash flows can be achieved. Management believes that with reasonable funds available, the Company can move into profitability through several planned steps.

          o Achieve national distribution of its precooked products, "My Favorite Jerky" and Royal Salmon of Norway.

          o    Add premium fresh beef accounts.

          o Achieve sales in Europe of the Euro Beef Sticks, Royal Salmon of Norway and precooked beef entrees.

          o Continue to manage improving gross margins, through aggressive cost control and product mix management.

          o Continue to reduce the percentage of its product sold into the commodity boxed beef trade.

Cash Flows from Operating Activities

         The Company's cash flows from operating activities required cash of $1,827,410 and $422,211 for the three months ended March 31, 2000 and 1999, respectively. The following activities influenced operational performance:

          o The Company continued increases in branded pricing for new retail supermarket customers and refined management of promotional pricing of feature items contributing to performance.

          o Additional competition for CHB required several pricing concessions early in the first quarter as we continue our expansion of the PHB program, placing pressure on volume and margins for boxed beef activity.

          o Continued focus on PHB sales volume and a significant shift to branded premium pricing continue to reflect opportunity for favorable results.

         The Company's transition to PHB and the continued expansion and development of precooked consumer beef products required operating expenses of $402,700 during the first quarter.

          Operational losses, increases in accounts receivables, increases in inventories, and a reduction in accounts payable and accrued expenses required cash to continue operations for the three months ended March 31, 2000.

         Boxed beef customer demand continues to require increases in receivables and inventories. On March 31, 2000, trade accounts receivable was $1,333,988 as compared to $790,363 at December 31, 1999. Inventories increased from $3,142,825 at December 31, 1999 to $3,504,897 at March 31, 2000.

                            Selected Cash Flow Data:
                     Quarters Ended March 31, 2000 and 1999
                                 (in thousands)

                                                               2000               % change              1999
                                                            ---------             --------            ---------
   Cash Flows from Operating Activities:
   Net loss                                                 $  (1,199)               19.9%            $  (1,000)
   Adjustments to reconcile net loss to net
      Cash used in operating activities:
   Depreciation & amortization                                     28              (31.5)%                   40
   Loss from partnership                                            0             (100.0)%                   13
   Minority interest in subsidiaries                              (28)               41.0%                  (20)
   Changes in:
      Accounts receivables                                       (472)             (49.5)%                 (936)
      Inventories                                                (362)             (71.5)%               (1,270)
      Prepaid expenses                                            (69)              (9.6)%                  (77)
      Accounts payable and accrued expenses                         7              (96.3)%                  195
      Checks in excess of bank balance                            268              (89.8)%                2,633
                                                            ---------                                 ---------
   Net Cash Used in Operating Activities                    $  (1,827)               79.9%            $    (422)

Cash Flows from Investing Activities

          Investing activities required cash of $233,005 and for the first quarter of 2000 as compared to $10,251 for the quarter ended March 31, 1999. The Company invested $200,000 in Red Oak Farms Europe, B.V. during the first quarter of 2000.

                            Selected Cash Flow Data:
                     Quarters Ended March 31, 2000 and 1999
                                 (in thousands)


                                                               2000               % chg                 1999
                                                            ---------            --------             ---------
   Cash Flows from Investing Activities:
   Purchases of equipment                                   $     (25)             413.0%             $      (5)
   Restricted cash                                                 (5)             209.3%                    (2)
   Changes in other assets                                       (203)            5381.2%                    (4)
                                                            ---------                                 ---------
   Net Cash Used in Investing Activities                    $    (233)            2173.0%             $     (10)


Cash Flows from Financing Activities

         Financing activities provided cash of $2,061,419 for the first three months of 2000 as compared to $432,988 for the quarter ended March 31, 1999.

         The Company continues to receive an asset-based line of credit, which provides borrowings up to $1.5 million based on eligible inventory. Substantially all of ROF assets and personal guarantees of the Company's President and a Director collateralize the line of credit. The Company is in technical non-compliance on certain financial conditions on this loan. On April 15, 2000, the lender renewed the promissory note and the inventory line of credit through July 15, 2000. The Company intends to extend and expand the asset-based lending prior to July 15, 2000.

         Affiliates and stockholders are continuing to extend credit to ROF until such time as the Company secures adequate funding through the issuance of preferred stock to accredited investors and expands the asset-based lending to continue the development and growth of the Company.

         On December 28, 1999 the Company entered into a settlement agreement to restructure the Company's outstanding indebtedness to a supplier, and guarantees on notes due the supplier from the Company's President and a related party entity. The note is subordinated to the asset lender of ROF. $1,500,000 of this obligation was paid during the first quarter of 2000. Monthly principal payments of $24,050 plus 8.5% interest beginning March 1, 2000 through February 1, 2001 are due on the agreed note.

         The Company has raised in the aggregate $3,809,416 from accredited investors during the first quarter ended March 31, 2000 and an additional $1,620,000 as of May 15, 2000.

         The Company continues to finance operations through new equity, the sale of accounts receivable and the asset-based debt. Capital formation is critical for the continuation of daily operations, for continued growth and development of premium branded beef products, and for the marketing and distribution of other quality synergistic products under development by the Company.

                            Selected Cash Flow Data:
                  Quarters Months Ended March 31, 2000 and 1999
                                 (in thousands)

                                                             2000                  % chg                  1999
                                                            -------                -------               -------
Cash Flows from Financing Activities:
Net proceeds from issuance of preferred stock               $ 3,809                  --                  $     0
Net borrowing on line of credit                                  25                  94.6%                   460
Payments on long-term debt                                   (1,773)               6463.7%                   (27)
                                                            -------                                      -------
Net Cash Provided by Financing Activities                   $ 2,061                 376.1%               $   433

Market Risk

         The Company continues to be exposed to the impact of changes in interest rates, foreign exchange rates, and commodity prices. The Company manages such exposures through the use of contracts when deemed prudent.

         Current financing is predominately fixed or related to U.S. prime interest rates. As the performance of the Company improves, the risk premium paid above prime on asset-based lending will be negotiated to lower levels. Conversely, continued losses will continue the risk premium.

         All exported products are currently sold in U.S. dollars to U.S. trading companies for export. As the Asian economies continue to improve during 2000, the Company anticipates improved sales demand from Asia.

         As the Company continues to nurture a selective and strategic customer base, it needs to maintain a defensive position for the potential loss of any key customer(s) from competition in the market place. The decision to move away from the CHB program with our own branded product, PHB, creates a competitive opportunity for those distributors and packers who may choose to participate in the Certified Hereford program. As the Company grows the sales base of its own branded product, PHB, the risk of a competitor using the PHB brand is eliminated.

         In the development of added-value branded consumer products, the Company must invest significant management and capital resources for successful supply chain development and management. These rollouts also require marketing and distribution support essential to successful improvement in related product margins. This process will require additional capital and asset-based lending. There is risk that the Company may not receive sufficient funding for these product developments.

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

         ROF pays a market premium to the feeder for producing qualified cattle with certain genetic, diet, weight parameters, and certain grading specifications. This premium above market generates market risk, as this additional cost must be passed on to the distributor and ultimately the consumer for this premium branded consumer product. While developing brand equity, consumer demand, and consumer loyalty, ROF has been investing in market penetration through pricing initiatives, which provides lower than preferred margins.

Results of Operations

Comparison of the three months ended March 31, 2000 and 1999.

Revenues-Net Sales

         Net Sales. Net sales of $17.2 million and $18.1 million were generated by the Company for the three months ended March 31, 2000 and 1999, respectively. A net sales decrease of 4.9% from 1999 to 2000 was primarily attributable to a 13.1% decrease in boxed meat sales resulting from the loss of customers prior to year end to CHB competitors, and a revenue increase of 10.1% from cattle trading activities for the three-month period.

                     Quarters Ended March 31, 2000 and 1999
                                 (in thousands)

                                                          2000                   % chg                   1999
                                                        ---------                ------               ---------
    Net Sales:

    Boxed beef                                          $  10,130                (13.1)%              $  11,657
    Percentage of sales                                     58.9%                                         64.5%

    Cattle trading sales                                    6,361                  18.8%                  5,357
    Percentage of sales                                       37%                                         29.6%

    Cattle trading sales-related parties                      714                (33.3)%                  1,072
    Percentage of sales                                      4.2%                                          5.9%
                                                        ---------                                     ---------
    Total Net Sales                                     $  17,205                 (4.9)%              $  18,086
    Percentage of sales                                    100.0%                                        100.0%

Cost of Goods Sold.

         Cost of Goods Sold. Cost of goods sold of $16.9 million and $17.7 million was generated by the Company for the three months ended March 31, 2000 and 1999, respectively. A cost of goods sold decrease of 4.9% from 1999 to 2000 was attributable to a 14.0% decrease in cattle purchases for boxed beef and related changes in inventories and a 12.3% increase in cattle trading activities for the three-month period.

         Cattle purchased for processing, including processing costs for boxed beef and inventory changes decreased to 57.9% of revenues for the three months ended March 31, 2000, compared to 64.0% of revenues for the same period in 1999. This reflects a reduction in boxed beef activities from the transition into PHB branded consumer product marketing.

         Cattle purchased for trading, including other trading costs increased to 40.1% of revenues for the three months ended March 31, 2000, compared to 34.0% of revenues for the first quarter of 1999.

         Live cattle costs and related boxed beef costs increased approximately 10.6% and 13.5% for the three months ended March 31, 2000, as compared to 1999, based on USDA and National Cattlemen's Beef Association Cattle-fax. These commodity market based increases have improved the market values for boxed beef products in 2000.


                     Quarters Ended March 31, 2000 and 1999
                                 (in thousands)


                                                          2000                  % chg                   1999
                                                        ---------               ------                ---------
    Cost of Goods Sold:

    Cattle purchased for processing                     $   6,003                 (6.0)%              $   6,386
    Percentage of sales                                     34.9%                                         35.3%

    Cattle purchased for processing-RP                      2,731                (43.3)%                  4,818
    Percentage of sales                                     15.9%                                         26.6%

    Cattle purchased for trading                            6,817                  12.8%                  6,042
    Percentage of sales                                     39.6%                                         33.4%

    Cattle purchased for trading-RP                            25                (52.9)%                     54
    Percentage of sales                                      0.2%                                          0.3%

    Other processing costs                                  1,223                 223.0%                    379
    Percentage of sales                                      7.1%                                          2.1%

    Other trading costs                                        52                  16.6%                     44
    Percentage of sales                                      0.3%                                          0.3%
                                                        ---------                                     ---------
       Total Cost of Goods Sold                         $  16,851                 (4.9)%              $  17,722
       Percentage of sales                                  97.9%                                         98.0%

    Note:  RP equals Related Parties

Gross Profit

         Decreases in branded boxed meat sales from the transition to PHB from CHB and increased costs in the development of precooked and other value-added products placed pressure on gross profit for the three-months ended March 31, 2000, generating a slight reduction from the respective 1999 period.

                     Quarters Ended March 31, 2000 and 1999
                                 (in thousands)

                                                  2000                     % chg                     1999
                                                -------                    -----                    ------
    Gross Profit                                $   354                    (2.7)%                   $  364
    Percentage of sales                            2.1%                                               2.0%

Operating Expenses

         Selling and Distribution Expenses. Selling and distribution expenses for the three months ended March 31, 2000 and 1999, were 4.0% and 3.6% of net sales, respectively.

         Selling and distribution expenses are somewhat variable. $201,100 of expenses were included for marketing and product development of the new added-value product line.

         The Company has made a transition from an internal sales staff to outsourcing to a top mass retail and club store marketer for added-value products. This has generated a favorable expense strategy as related selling and distribution expenses are predominately variable, reducing fixed expenses while increasing our sales coverage to a national based system.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2000 and 1999, were 4.0% and 2.9% of net sales, respectively.

         Administrative expenses included $201,600 of corporate expenses for product development, startup of the European market through Red Oak Farms Europe, B.V. and for the private placement of securities.

                     Quarters Ended March 31, 2000 and 1999
                                 (in thousands)

                                                     2000                % chg                 1999
                                                   --------              -----               --------
   Operating Expenses:

   Selling and distribution                        $    693                5.8%              $    655
   Percentage of sales                                 4.0%                                      3.6%

   General and administrative                           697               33.2%                   523
   Percentage of sales                                 4.0%                                      2.9%
                                                   --------                                  --------
      Total Operating Expenses                     $  1,390               18.0%              $  1,178
      Percentage of sales                              8.1%                                      6.5%

         Loss from Operations. Loss from operations of $1,036,190 and $814,642 for the quarters ended March 31, 2000, and the comparable period in 1999, increased by 27.2%.

         Although the transition to PHB branded products, development of added-value precooked products, and the focused expansion into Europe with Beef Sticks decreased performance in the first quarter, management believes we are now positioned for significant improvement in the volume of both boxed beef and added-value precooked products.

                     Quarters Ended March 31, 2000 and 1999
                                 (in thousands)

                                            2000                  % chg                1999
                                        ----------                -----               ------
   Loss from operations                 $  (1,036)                27.2%               $ (815)
   Percentage of sales                      (6.0)%                                     (4.5)%

         Other Income and Expense. Interest expense of $197,067 and $137,836 for the quarters ended March 31, 2000, and the comparable period in 1999, increased by 43.0%.

         Loss on sale of accounts receivable of $28,665 and $56,504 for the three months ended March 31, 2000, and the comparable period of 1999, decreased by 49.3% as fewer export related sales were sold to the factor.

         Increases in interest expense resulted from higher borrowing levels, and from the reclassification of payables to long-term notes from affiliates.

         The loss on sale of accounts receivable represents fixed discounts on the accounts sold to the factor.

                     Quarters Ended March 31, 2000 and 1999
                                 (in thousands)

                                                     2000            % chg         1999
                                                  ----------        -------      --------
Other Income (Expenses):

Interest income                                     $    35         2035.1%      $      2
Percentage of sales                                     0.2%                         0.01%

Interest expense                                       (197)          43.0%          (138)
Percentage of sales                                   (1.15)%                        (0.8)%

Loss on sale of accounts receivable                     (29)         (49.3)%          (57)
Percentage of sales                                    (0.2)%                        (0.3)%

Loss from joint venture                                   --        (100.0)%          (13)
Percentage of sales                                     0.0%                        (0.07)%
                                                    --------                     --------
   Total Other Income (Expenses)                    $  (190)          (7.3)%     $   (205)
   Percentage of sales                                 (1.1)%                        (1.1)%

                           Net Loss and Loss per Share
                     Quarters Ended March 31, 2000 and 1999
                                 (in thousands)

                                                     2000           % chg          1999
                                                   ---------        ------      ---------
Loss before minority interests                      $(1,227)         20.3%       $ (1,020)
Percentage of sales                                    (7.1)%                        (5.6)%

Minority interests                                       28          41.0%             20
                                                    --------                     --------
Net loss                                             (1,199)         19.9%         (1,000)
Percentage of sales                                    (7.0)%                        (5.5)%

Preferred stock dividend requirement                    (49)                         (225)
Percentage of sales                                    (0.3)%                        (1.2)%
                                                    --------                     --------
Net loss applicable to common                        (1,248)          1.9%         (1,225)
Percentage of sales                                    (7.3)%                        (6.8)%
                                                    ========                     ========
Basic and diluted loss per share                    $ (0.08)        (4.6)%       $  (0.08)
                                                    ========                     ========
Weighted Average Shares Outstanding                  16,025           6.8%         15,003
                                                    ========                     ========

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     None.

ITEM 2.  Recent Sales of Unregistered Securities

         For the quarter ended March 31, 2000 and through May 15, 2000 the Company sold 346,289 units, with each unit consisting of one share of Series C Convertible Preferred Stock. Each unit was priced at $7.50 per unit resulting in the Company raising $ 2,597,165. The units were sold in a private placement pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Each investor was an "accredited investor" as defined in Regulation D.


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

                          RED OAK HEREFORD FARMS, INC.




         May 15, 1999                        By:      /s/ Gordon Reisinger
                                                      -----------------------
                                                      Gordon Reisinger
                                                      President




         May 15, 1999                        By:      /s/ Harley Dillard
                                                      -----------------------
                                                      Harley Dillard
                                                      Chief Financial Officer