Form 10-Q
period 2000-06-30
RED OAK HEREFORD FARMS INC
filed 2000-08-18
CIK 939728

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period ____________________ to __________________.

Commission File Number 033-89714

                              -------------------

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

                              -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __|X|_ No ____

The number of shares outstanding of the Registrant's common stock as of August 14, 2000 was as follows:

               Common Stock, $.001 par value: 16,019,165 shares

================================================================================


                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


Financial Statements Contents

    Condensed Consolidated Balance Sheets, as of June 30, 2000 and
         December 31, 1999                                                   3-4

    Condensed Consolidated Statements of Operations, for three months
         and six months ended June 30, 2000 and 1999                           5

    Condensed Consolidated Statements of Cash Flows, for six months
         ended June 30, 2000 and 1999                                          6

    Notes to Condensed Consolidated Financial Statements                    7-10

                          RED OAK HEREFORD FARMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999

                                                                                    (Unaudited)
                                                                                      June 30                   December 31,
                                                                                        2000                        1999
                                                                                ---------------------       ---------------------
CURRENT ASSETS
  Cash                                                                        $               92,932      $               17,067
  Restricted cash                                                                            401,174                     415,295
  Accounts receivable
     Trade, less allowance for doubtful accounts of $10,000                                1,324,047                     790,363
     Related parties                                                                         154,977                     364,372
     Receivable due from factor                                                              265,079                     171,756
     Receivable due from stock subscriptions                                                       -                     277,000
  Inventories                                                                              4,129,468                   3,142,825
  Prepaid expenses and other assets                                                          605,717                      69,799
                                                                                ---------------------       ---------------------
TOTAL CURRENT ASSETS                                                                       6,973,394                   5,248,477
                                                                                ---------------------       ---------------------
PROPERTY, PLANT AND EQUIPMENT, at cost
  Buildings & leasehold improvements                                                         294,974                     294,974
  Vehicles and equipment                                                                     471,417                     384,635
                                                                                ---------------------       ---------------------
                                                                                             766,391                     679,609
  Less: accumulated depreciation                                                            (376,539)                   (334,475)
                                                                                ---------------------       ---------------------
NET PROPERTY, PLANT AND EQUIPMENT                                                            389,852                     345,134
                                                                                ---------------------       ---------------------
OTHER ASSETS
  Receivables, noncurrent                                                                    192,591                     192,591
  Investment in partnership                                                                   24,600                      24,600
  Other assets                                                                               276,705                     246,242
                                                                                ---------------------       ---------------------
TOTAL OTHER ASSETS                                                                           493,896                     463,433
                                                                                ---------------------       ---------------------
TOTAL ASSETS                                                                  $            7,857,142      $            6,057,044
                                                                                =====================       =====================









                                                                   .



   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999

                                                                                   (Unaudited)
                                                                                     June 30,                  December 31,
                                                                                       2000                        1999
                                                                               ---------------------       ---------------------
CURRENT LIABILITIES
  Checks in excess of bank balance                                           $              845,825      $              258,054
  Accounts payable
     Trade                                                                                1,714,772                     538,177
     Related parties                                                                        459,879                   1,599,583
  Accrued expenses                                                                          396,893                     457,783
  Notes payable                                                                           1,450,000                   1,615,000
  Current maturities of long-term debt                                                      516,518                   2,421,484
  Current maturities of deferred income                                                     100,000                     100,000
                                                                               ---------------------       ---------------------
TOTAL CURRENT LIABILITIES                                                                 5,483,887                   6,990,081
                                                                               ---------------------       ---------------------
LONG-TERM LIABILITIES
  Deferred income                                                                           200,000                     200,000
  Long-term debt, less current maturities                                                 3,173,464                   2,471,360
                                                                               ---------------------       ---------------------
TOTAL LONG-TERM LIABILITIES                                                               3,373,464                   2,671,360
                                                                               ---------------------       ---------------------
TOTAL LIABILITIES                                                                         8,857,351                   9,661,441

MINORITY INTERESTS IN SUBSIDIARIES                                                           (7,080)                   (223,288)
                                                                               ---------------------       ---------------------
STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 16,012,915 shares for June 30, 2000
    and 16,025,415 for December 31, 1999                                                     16,013                      16,025
  Cumulative preferred stock, series B, $0.001 par value, authorized
    1,200,000 shares; issued and outstanding 1,200,000 shares for
    June 30, 2000 and 678,450 for December 31, 1999                                           1,200                         678
  Preferred stock, series C, $0.001 par value, authorized
    2,000,000 shares; issued and outstanding 352,489 shares for
    June 30, 2000 and 13,201 for December 31, 1999                                              371                          13
  Preferred stock, series D, $0.001 par value,
    authorized 1,000,000 shares; to be issued 2,500 shares for June 30, 2000                       3                           -
  Additional paid-in capital                                                             16,214,651                  10,899,605
  Retained deficit                                                                      (17,225,367)                (14,297,430)
                                                                               ---------------------       ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 (993,129)                 (3,381,109)
                                                                               ---------------------       ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $            7,857,142      $            6,057,044
                                                                               =====================       =====================




   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                     Three Months Ended June 30       Six Months Ended June 30
                                                                 ----------------------------------------------------------------
                                                                       2000              1999            2000           1999
                                                                 ----------------------------------------------------------------
NET SALES
  Boxed beef and consumer beef products                                $ 9,421,700   $ 12,965,528   $ 19,551,250    $ 24,622,854
  Cattle trading                                                         8,031,064      3,270,435      9,188,357       8,627,127
  Cattle trading sales to related parties                                  763,108        427,443        950,150       1,499,156
                                                                 ----------------------------------------------------------------
                                                                        18,215,872     16,663,406     29,689,757      34,749,137
                                                                 ----------------------------------------------------------------
COST OF GOODS SOLD
  Cattle purchased for processing                                        4,063,196      5,455,286     10,066,287      11,840,952
  Cattle purchased for processing from related parties                   2,005,695      5,536,659      4,736,778      10,354,505
  Cattle purchased for trading                                           8,394,694      3,488,961      9,685,204       9,530,642
  Cattle purchased for trading from related parties                         41,444         13,289         48,070          67,203
  Other processing costs                                                 3,099,548      1,545,385      4,321,902       1,923,917
  Other trading costs                                                       64,240         36,384         72,761          80,768
                                                                 ----------------------------------------------------------------
                                                                        17,668,817     16,075,964     28,931,002      33,797,987
                                                                 ----------------------------------------------------------------
GROSS PROFIT                                                               547,055        587,442        758,755         951,150
                                                                 ----------------------------------------------------------------
OPERATING EXPENSES
  Selling and distribution                                                 891,509        692,876      1,417,829       1,347,759
  General and administrative                                               902,637        536,119      1,626,123       1,059,556
                                                                 ----------------------------------------------------------------
                                                                         1,794,146      1,228,995      3,043,952       2,407,315
                                                                 ----------------------------------------------------------------
LOSS FROM OPERATIONS                                                    (1,247,091)      (641,553)    (2,285,197)     (1,456,165)
                                                                 ----------------------------------------------------------------
OTHER INCOME (EXPENSE)
  Interest income                                                            4,602             44          9,750           1,703
  Interest expense                                                        (215,497)      (145,893)      (366,065)       (283,729)
  Loss on sale of accounts receivable                                      (41,551)       (68,001)       (70,216)       (124,505)
  Losses from cattle feeding joint venture                                       -         (3,760)             -         (16,262)
                                                                 ----------------------------------------------------------------
                                                                          (252,446)      (217,610)      (426,531)       (422,793)
                                                                 ----------------------------------------------------------------
LOSS BEFORE MINORITY INTERESTS                                          (1,499,537)      (859,163)    (2,711,728)     (1,878,958)

MINORITY INTERESTS                                                               -         26,211        (27,507)          45,720
                                                                 ----------------------------------------------------------------
NET LOSS                                                                (1,449,537)      (832,952)    (2,739,235)     (1,833,238)

PREFERRED STOCK DIVIDEND REQUIREMENT                                       (59,773)             -       (109,097)              -
                                                                 ----------------------------------------------------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLERS                              $(1,559,310)  $   (832,952)  $ (2,848,332)   $ (1,833,238)
                                                                 ================================================================
BASIC AND DILUTED LOSS PER SHARE                                       $   (0.0974)  $    (0.0555)  $    (0.1778)   $    (0.1221)
                                                                 ================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                                     16,014,151     15,014,481     16,019,783      15,008,979
                                                                 ================================================================

   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                         2000                        1999
                                                                                ----------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                     $           (2,711,728)     $          (1,833,238)
  Items not requiring (providing) cash:
     Depreciation and amortization                                                             55,351                     65,664
     Loss from partnership                                                                          -                     16,262
     Services rendered in exchange for common stock                                                 -                      7,874
     Minority interest in loss of subsidiary                                                        -                    (45,720)
  Changes in:
     Accounts receivable                                                                     (417,612)                (1,069,908)
     Inventories                                                                             (986,643)                (1,155,163)
     Prepaid expenses                                                                        (535,918)                  (100,413)
     Accounts payable and accrued expenses                                                   (142,179)                   116,817
     Checks in excess of bank balance                                                         587,771                  3,498,841
                                                                                ----------------------      ---------------------
NET CASH USED IN OPERATING ACTIVITIES                                                      (4,150,958)                  (498,984)
                                                                                ----------------------      ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                          (86,782)                   (43,550)
  Restricted cash                                                                              14,121                    (1,650)
  Change in other assets                                                                      (43,750)                    12,601
                                                                                ----------------------      ---------------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (116,411)                   (32,599)
                                                                                ----------------------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of preferred stock                                             5,592,916                          -
  Net borrowings on line of credit                                                            835,000                    310,000
  Proceeds from issuance of note payable                                                      698,738                    269,985
  Repayment of notes payable                                                               (1,000,000)                         -
  Proceeds from issuance of long-term debt                                                          -                     19,181
  Payments on long-term debt                                                               (1,783,420)                   (43,730)
                                                                                ----------------------      ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   4,343,234                    555,436
                                                                                ----------------------      ---------------------
INCREASE IN CASH                                                                               75,865                     23,853

CASH, BEGINNING OF PERIOD                                                                      17,067                     16,079
                                                                                ----------------------      ---------------------
CASH, END OF PERIOD                                                            $               92,932      $              39,932
                                                                                ======================      =====================





   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

(1)      Nature of Operations and Principles of Consolidation

         The condensed consolidated financial statements do not include all footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year-ended December 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six months ended June 30, 2000 and 1999 are not necessarily indicative of results that can be expected for the full year.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at June 30, 2000 and December 31, 1999, and its consolidated results of operations and cash flows for the interim periods June 30, 2000 and 1999.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Red Oak Farms, Inc. ("ROF"), Midland Cattle Company ("Midland"), Red Oak Feeders, LLC ("Feeders"), My Favorite Jerky ("MFJ"), Red Oak Farms Europe B.V., and its 80% owned subsidiary, Here's The Beef Corp. ("HTB"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)      Related Party Transactions

         The Company sells cattle to certain companies, which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and ROF utilize trucking companies that are owned by members of the Company's management or Board of Directors.

         The activity between the Company and these related parties at and for the six months ended June 30, 2000 and 1999 and at December 31, 1999 are as follows:


                                               June 30,            December 31,              June 30,
                                                 2000                  1999                    1999
                                          -----------------    -------------------     --------------------
         Sales                                $2,513,260                                     $ 1,449,156
         Purchases                             6,347,958                                      10,421,708
         Accounts receivable                     154,977          $    364,372                    49,715
         Accounts payable                        459,879             1,599,583                 1,953,764

         Cattle financed by a related party for the Company under a financing agreement totaled $6,735 and $28,766 for the quarter ended June 30, 2000 and 1999, and $221,573 and $377,237 for the six months ended June 30, 2000 and 1999, respectively.

         The Company has notes payable to stockholders totaling $2,545,790 and $3,393,290 at June 30, 2000 and December 31, 1999, respectively. In addition, the Company has notes payable to joint venture partners totaling $476,104 and $1,976,103 at June 30, 2000 and December 31, 1999, respectively.

                          RED OAK HEREFORD FARMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
(3)      Factoring Agreement

         The Company continues to sell selected accounts receivable without recourse to KBK Financial, Inc. ("KBK"). The Company received $5,540,169 and $9,362,133 in proceeds from the transfer of its receivables during the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the Company received $9,066,800 and $16,600,704 in proceeds from the transfer of its receivables. The reserve for delinquencies and claims held by KBK at June 30, 2000 was $265,079. The Company has paid $41,551 and $68,001 for the quarters ended June 30, 2000 and 1999, respectively, and $70,216 and $124,505 for the six months ended June 30, 2000 and 1999, respectively, for fixed discounts on sold accounts.

(4)      Inventories

          Inventories at June 30, 2000 and December 31, 1999 consisted of the following:

                                                              June 30,                       December 31,
                                                                2000                             1999
                                                        -------------------              ------------------
          Boxed Beef                                          $  1,577,753                     $ 1,029,808
          Beef Precooked Products                                1,693,479                               -
          Packaged Jerky and Sticks                                276,465                               -
          Cattle                                                   313,940                       1,938,114
          Other                                                    267,831                         174,903
                                                              ------------                     -----------
                                                              $  4,129,468                     $ 3,142,825
                                                              ============                     ===========

(5)      Stockholders' Equity

         During the six months ended June 30, 2000, the Company received $2,884,750 in proceeds from the sale of 576,950 shares of Series B 4% cumulative convertible preferred stock. The total number of shares offered and sold under the Series B private placement that closed on January 29, 2000, was 1,200,000 preferred stock shares with a total of $6,000,000 in proceeds.

         During the six months ended June 30, 2000, the Company received $2,683,165 in proceeds from the sale of 357,755 shares of Series C convertible preferred stock private placement.

         During the six months ended June 30, 2000, the Company received $25,000 in proceeds from the sale of 2,500 shares of Series D convertible preferred stock. During July 2000, the Company received an additional $50,000 in proceeds from the sale of 5,000 shares. The total number of shares being offered under the Series D private placement is 1,000,000 preferred stock shares.

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

(6)      Reportable Segments

         Reportable segment profit or loss and segment revenues for the three months ended June 30, 2000, were as follows:

                            -------------------------------------------------------------------------------------------
                                Boxed          Cattle            Cattle           Beef          All
                                Beef           Trading           Feeding          Jerky        Others        Totals
                            -------------------------------------------------------------------------------------------
Revenues from external
customers                      $9,392,540     $8,794,172               -         $29,160       $    -      $18,215,872
Intersegment revenues                   -              -               -               -            -                -
Segment profit (loss)          (1,050,839)       (32,828)        (28,259)       (142,823)    (272,295)      (1,527,044)

         Reconciliation of segment profit or loss for the three months ended June 30, 2000, were as follows:

              Profit or loss
                   Total profit or loss for reportable segments                               $ (1,254,749)
                   Other profit or loss                                                           (272,295)
                                                                                              ------------
              Income before income taxes and extraordinary items                              $ (1,527,044)
                                                                                              ============

         Reportable segment profit or loss and segment revenues for the six months ended June 30, 2000, were as follows:

                            -------------------------------------------------------------------------------------------
                                 Boxed           Cattle            Cattle          Beef         All
                                 Beef            Trading           Feeding         Jerky        Others         Totals
                            -------------------------------------------------------------------------------------------
Revenues from external
customers                      $19,511,553      $10,138,507              -         $39,697        $    -     $29,689,757
Intersegment revenues                    -                -              -               -             -               -
Segment profit (loss)           (1,887,691)         (43,152)       (31,339)       (280,356)     (469,190)     (2,711,728)


         Reconciliation of segment profit or loss for the six months ended June 30, 2000, were as follows:

                Profit or loss
                     Total profit or loss for reportable segments                             $ (2,242,538)
                     Other profit or loss                                                         (469,190)
                                                                                              ------------
                Income before income taxes and extraordinary items                            $ (2,711,728)
                                                                                              ============

                                       9

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

         Reportable segment profit or loss and segment revenues for the three months ended June 30, 1999, were as follows:

                            -------------------------------------------------------------------------------------------
                                 Boxed          Cattle         Cattle          Beef          All
                                 Beef           Trading        Feeding         Jerky        Others          Totals
                            -------------------------------------------------------------------------------------------
Revenues from external
customers                       $12,944,573     $3,697,878        $   -         $20,955        $   -      $16,663,406
Intersegment revenues                     -              -            -               -            -                -
Segment profit (loss)              (552,131)       (22,865)     (22,995)       (130,055)    (104,906)        (832,952)


         Reconciliation of segment profit or loss for the three months ended June 30, 1999, were as follows:

              Profit or loss
                   Total profit or loss for reportable segments                                $ (728,046)
                   Other profit or loss                                                          (104,906)
                                                                                               ----------
              Income before income taxes and extraordinary items                               $ (832,952)
                                                                                               ==========

         Reportable segment profit or loss and segment revenues for the six months ended June 30, 1999, were as follows:

                            -------------------------------------------------------------------------------------------
                                Boxed            Cattle         Cattle          Beef           All
                                 Beef            Trading        Feeding         Jerky         Others         Totals
                            -------------------------------------------------------------------------------------------
Revenues from external
customers                      $24,601,339      $10,126,283       $   -         $21,515       $    -      $34,749,137
Intersegment revenues                    -                -           -               -            -                -
Segment profit (loss)           (1,386,128)          12,961     (65,954)       (227,304)    (166,813)      (1,833,238)


         Reconciliation of segment profit or loss for the six months ended June 30, 1999, were as follows:

                Profit or loss
                     Total profit or loss for reportable segments                             $ (1,666,425)
                     Other profit or loss                                                         (166,813)
                                                                                              ------------
                Income before income taxes and extraordinary items                            $ (1,833,238)
                                                                                              ============

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         This Form 10-Q contains forward-looking statements that involve risks and uncertainties including, without limitation, uncertainties concerning the Company's ability to continue to raise capital sufficient for the execution of its business plan, risk of changing market conditions with regard to livestock supplies and demand for products of Red Oak Hereford Farms, Inc. (the "Company"), domestic and international regulatory risks, and competitive and other risks over which the Company has little or no control. Consequently, future results may differ from management's expectations. Moreover, past financial performance should not be considered a reliable indicator of future performance.

Current Quarter Developments

         The Company continues implementation of its strategy of using its premium fresh beef program, Red Oak Farms' Premium Hereford Beef ("PHB"), as a foundation from which to become a branded, premium marketer of retail and consumer food products.

         Brand equity development, as part of this strategy, continues in the transition from Certified Hereford Beef ("CHB") to PHB. The Company is striving to restore these sales by attracting hotel, restaurant and institutional ("HRI") and retail supermarket customers with the resources and commitment to effectively operate the program. Customers of Red Oak Farms ("ROF") consist primarily of quality and value-oriented upscale retail supermarket stores, food-service outlets, high-end restaurants and export accounts. The Company's fresh beef products continue to be recognized for superior flavor and quality, and were awarded the "Best Tasting" in the hotel and restaurant division and retail division by the American Tasting Institute. ROF also won the `Best of the Show" awards in their respective categories for the third consecutive year.

         During the second quarter 2000, there was initial acceptance by retailers and distributors of the first four of ten, planned ROF precooked beef entrees. The Company commenced shipments to several prominent national distributors and retailers.

         On April 1, 2000, the Company increased its ownership of "My Favorite Jerky" ("MFJ") from 80% to 100%. The Company has completed development of its 4-oz. bag "MFJ". The Company has a written understanding with an established co-packer to produce the "MFJ" items in Argentina and package them in the United States and plans to commence shipment to the retail supermarket and mass retail trade classes during the latter part of the third quarter.

         Royal Salmon of Norway, for which the Company has exclusive distribution rights in the United States, will be sold in Europe on a non-exclusive basis by Red Oak's European subsidiary, Red Oak Farms Europe B.V. ("ROFE"). The Company expects to make preliminary shipment of the smoked and marinated, farm-raised salmon products during the third quarter of 2000.

         ROFE is manufacturing and commenced shipping on June 30, 2000 "Euro" Beef Sticks through its European distribution network.

         Red Oak Farms Northeast Service Center ("ROFNE") sells PHB primarily to the food service industry, and has been effective in placing PHB in hotels, restaurants, and country clubs on the East Coast. ROFNE continued during the second quarter 2000 to expand PHB HRI sales and distribution in key markets nationwide. Management believes that these high-profile customers reinforce the premium image of the Red Oak brand and aid in securing customers for the entire array of Red Oak's premium food products.

         The Company closed two preferred stock offerings during the six months ended June 30, 2000. This, as well as ongoing equity raising activities, has improved the Company's financial position. Product development and introduction activity for precooked products was funded through this additional equity. The Company will require continued funding during the initial rollout of Red Oak's precooked line, "MFJ", and Beef Sticks. The Company received approval from the asset based lenders in July 2000 to increase the accounts receivable purchase facility and the revolving inventory notes to levels that will accommodate the Company's planned sales growth. However, as mentioned above, the Company will require additional equity to provide the working capital to support this growth.

Liquidity and Capital Resources

         As of June 30, 2000 and December 31, 1999, the Company had consolidated cash and cash equivalents balances of $92,932 and $17,067 respectively.

                      Liquidity and Capital Resources Data:
                    As of June 30, 2000 and December 31, 1999
                                 (in thousands)

                                                        2000                % chg                   1999
                                                   ---------------     -----------------      ------------------
   Working Capital (Deficit)                              $ 1,490                185.5%              $   (1,742)
   Restricted Cash                                            401                 (3.4%)                    415
   Increase (Decrease) in Cash                                 76               7678.6%                       1
   Cash Beginning of Period                                    17                  6.1%                      16
   Cash End of Period                                          93                444.5%                      17
   Stock and Additional Paid-In Capital                 $  16,232                 48.7%              $   10,916

         To help meet its capital requirements, management anticipates the completion of a private placement, issuance of debt instruments, increasing the accounts receivable purchase facility, and the revolving inventory notes. Management believes the Company can move into profitability through several planned steps as follows:

     o   Obtain additional equity to fund marketing and distribution systems,

     o Achieve national distribution of its precooked products and "My Favorite Jerky;"

     o   Add premium fresh beef accounts;

     o Achieve sales in Europe of the Euro Beef Sticks, Royal Salmon of Norway and precooked beef entrees;

     o Continue to manage gross margins through aggressive cost control and product mix management;

     o   Minimize product sold into the commodity boxed beef trade.

Cash Flows from Operating Activities

         The Company's cash flows from operating activities required cash of $4,150,958 and $498,984 for the six months ended June 30, 2000 and 1999, respectively.

         Operational losses, increases in accounts receivable, increases in inventories, increases in prepaid and other assets, and a reduction in accounts payable and accrued expenses required cash to continue operations for the six months ended June 30, 2000.

         The following activities influenced operational performance:

     o The Company's continued expansion and development of precooked consumer beef products required operating expenses that were not offset with anticipated increases in sales. Several customers have deferred the timing of product placement in retail stores to the third quarter.

     o Competition required pricing concessions during the second quarter as the Company continued its expansion of the PHB program. Continued focus on the growth of this PHB sales volume and a focus on branded premium pricing reflect an opportunity for favorable results.

     o Growth of retail sales of PHB boxed beef at premium prices is required for profitability. Several anticipated customers have deferred the timing on placement of Red Oak Farms PHB product in their retail stores.

         Boxed beef customer demand continues to require increases in receivables and inventories. On June 30, 2000, trade accounts receivable was $1,744,103 compared to $1,326,491 at December 31, 1999. Inventories increased from $3,142,825 at December 31, 1999 to $4,129,468 at June 30, 2000. Prepaid
expenses and Other Assets increased from $69,799 at December 31, 1999 to $605,717 at June 30, 2000. Other Assets include packaging development and start up costs for Red Oak Farms Europe B.V. to be allocated over the remainder of 2000.

                            Selected Cash Flow Data:
                 For the Six Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                             2000              % change               1999
                                                       -----------------    ---------------     -----------------
   Cash Flows from Operating Activities:
   Net loss                                                    $ (2,712)             47.9%           $(1,833)
   Adjustments to reconcile net loss to net
      Cash used in operating activities:
   Depreciation & amortization                                       55            (15.7)%                 66
   Services for common stock                                          -           (100.0)%                  8
   Loss from partnership                                              -           (100.0)%                 16
   Minority interest in subsidiaries                                  -           (100.0)%                (46)
   Changes in:
      Accounts receivable                                          (418)           (61.0)%             (1,070)
      Inventories                                                  (987)           (14.6)%             (1,155)
      Prepaid expenses                                             (536)            433.7%               (100)
      Accounts payable and accrued expenses                        (142)          (221.7)%                117
      Checks in excess of bank balance                              588            (83.2)%              3,499
                                                               --------                              --------
   Net Cash Used in Operating Activities                         (4,151)            731.9%           $   (499)

Cash Flows from Investing Activities

         Investing activities required cash of $116,411 and $32,599 for the first six months of 2000 and 1999,respectively. The Company invested $200,000 in Red Oak Farms Europe, B.V. during the first six months of 2000. However, this amount was eliminated in the financial consolidation.

                            Selected Cash Flow Data:
                For the Six Months Ended June 30, 2000 and 19999
                                 (in thousands)

                                                             2000                 % chg                1999
                                                         --------------      ----------------      -------------
   Cash Flows from Investing Activities:
   Purchases of equipment                                      $  (87)                 99.3%            $  (44)
   Restricted cash                                                 14               (955.8)%                (2)
   Changes in other assets                                        (44)              (447.2)%                13
                                                               ------                                   ------
   Net Cash Used in Investing Activities                       $ (116)                257.1%            $  (33)

Cash Flows from Financing Activities

         Financing activities provided cash of $4,343,234 and $555,436 for the first six months of 2000 and 1999, respectively.

         The Company continues to receive an asset-based line of credit, which provides borrowings up to $1.5 million based on eligible inventory. Substantially all of ROF assets and personal guarantees of the Company's president and a director collateralize the line of credit. The Company is in technical non-compliance on certain financial conditions on this loan. On August 14, 2000, the lender renewed the promissory note and the inventory line of credit for $2,050,000 through September 15, 2000. The Company has obtained approval to increase this line during the third quarter.

         Affiliates and stockholders are continuing to extend credit to ROF until such time as the Company secures adequate funding through the issuance of preferred stock to accredited investors and expands the asset-based lending to continue the development and growth of the Company.

         On December 28, 1999 the Company entered into a settlement agreement to restructure the Company's outstanding indebtedness to a supplier, and guarantees on notes due the supplier from the Company's president and a related party. The note is subordinated to the asset lender of ROF. $1,500,000 of this obligation was paid during the first six months of 2000. Monthly principal payments of $24,050 plus 8.5% interest beginning March 1, 2000 through February 1, 2001 are due on the agreed note.

         A director, through a long-term convertible note, has recently loaned the Company $1,540,000 as of August 14, 2000 including $500,000 during the second quarter ended June 30, 2000. The Company raised $5,592,916 in the aggregate from accredited investors during the six months ended June 30, 2000, including $1,783,500 during the second quarter ended June 30, 2000 and an additional $50,000 as of August 14, 2000.

         The Company continues to finance operations through new equity, the sale of accounts receivable and the asset-based loan. Capital formation is critical for the continuation of daily operations, for continued growth and development of premium branded beef products, and for the marketing and distribution of other quality synergistic products under development by the Company.

                            Selected Cash Flow Data:
                 For the Six Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                                2000                % chg               1999
                                                           ---------------     ---------------      -------------
   Cash Flows from Financing Activities:
   Net proceeds from issuance of preferred stock                 $  5,593                  -           $    -
   Net borrowing on line of credit                                    835             169.4%              310
   Proceeds from issuance of Notes Payable                            699             158.8%              270
   Repayment of notes payable                                      (1,000)                 -                -
   Proceeds from long-term debt                                         -           (100.0)%               19
   Payments on long-term debt                                      (1,783)           3978.3%              (44)
                                                                 --------                              ------
   Net Cash Provided by Financing Activities                     $  4,343             682.0%           $  555

Market Risk

         The Company continues to be exposed to the impact of changes in interest rates, foreign exchange rates, and commodity prices. The Company manages such exposures through the use of contracts at fixed rates when deemed prudent.

         Current financing is predominately fixed or related to U.S. prime interest rates. As the performance of the Company improves, the risk premium paid above prime on asset-based lending will be negotiated to lower levels. Conversely, continued losses will continue the risk premium.

         All exported products are currently sold in U.S. dollars to U.S. trading companies for export. Assuming the Asian economies continue to improve during 2000, the Company anticipates improved revenue from Asia.

         As the Company continues to nurture a selective and strategic customer base, it must maintain a defensive position for the potential loss of any key customer(s) to Red Oak's competition in the marketplace. The decision to move away from the CHB program with Red Oak's own branded product, PHB, creates a competitive opportunity for those distributors and packers who may choose to participate in the CHB program. As the Company grows the sales base of its own branded product, PHB, the risk that a competitor might use its proprietor PHB brand is lessened.

         In the development of added-value branded consumer products, the Company must invest significant management and capital resources for successful supply chain development and management. Product rollouts also require marketing and distribution support essential to ensure success and the achievement of suitable or acceptable product margins. This process will require additional capital and asset-based loans. There is risk that the Company may not receive sufficient funding for these product developments.

         Cattle purchased by Midland and ROF for further marketing, processing, and distribution is exposed to the impact of changing commodity prices. Commodity risk is present at various levels of the Company's business cycle including procurement, production, processing, and distribution of the ROF beef products. The procurement of yearlings and calves, reselling of the qualified animals to feeders, purchasing of the fat cattle for processing, the related dressed cattle on the rail and related by-products, the fabricated boxed primals, and several of the subsequent value-added consumer products are all affected by commodity market risk.

         ROF periodically utilizes hedging and contract purchases for cattle to minimize market risk and to ensure that adequate supply of qualified Hereford cattle is available to meet the current and growing sales demand.

         ROF pays a market premium to the feeder for producing qualified cattle with certain genetic, diet, weight, and grading specifications. This premium above market generates market risk, as this additional cost must be passed on to the distributor and ultimately to the consumer. While developing its brand, consumer demand, and consumer loyalty, ROF has been investing in market penetration through pricing initiatives, which provide lower than preferred margins.

Results of Operations

Comparison of the three months and six months ended June 30, 2000 and 1999.

Revenues-Net Sales

         Three Months. Net sales of $18.2 million and $16.7 million were generated by the Company for the three months ended June 30, 2000 and 1999, respectively. A net sales increase of 9.3% from 1999 to 2000 was primarily attributable to a revenue increase from cattle trading activities that exceeded the 27.3% decrease in boxed meat sales resulting from the loss of customers prior to year end to CHB competitors.

                           Three Months Ended June 30,
                                 (in thousands)

                                                        2000                  % chg                   1999
                                                   ---------------        ---------------        ---------------
    Net Sales:

    Boxed beef/Consumer Beef Products                    $  9,422                (27.3)%              $  12,966
    Percentage of sales                                     51.7%                                         77.8%

    Cattle trading sales                                    8,031                 145.6%                  3,270
    Percentage of sales                                     44.1%                                         19.6%

    Cattle trading sales-related parties                      763                  78.5%                    427
    Percentage of sales                                      4.2%                                          2.6%
                                                        ---------                                     ---------
    Total Net Sales                                     $  18,216                   9.3%              $  16,663
    Percentage of sales                                    100.0%                                        100.0%


         Six Months. Net sales of $29.7 million and $34.7 million were generated by the Company for the six months ended June 30, 2000 and 1999, respectively. A net sales decrease of 14.6% from 1999 to 2000 was primarily attributable to the 20.6% decrease in boxed meat sales resulting from the loss of customers prior to year end to CHB competitors.


                            Six Months Ended June 30,
                                 (in thousands)

                                                        2000                  % chg                   1999
                                                   ---------------        ---------------        ---------------
    Net Sales:

    Boxed beef/Consumer Beef Products                   $  19,551                (20.6)%              $  24,623
    Percentage of sales                                     65.8%                                         70.9%

    Cattle trading sales                                    9,188                   6.5%                  8,627
    Percentage of sales                                     30.9%                                         24.8%

    Cattle trading sales-related parties                      950                (36.6)%                  1,499
    Percentage of sales                                      3.2%                                          4.3%
                                                   ---------------                               ---------------
    Total Net Sales                                      $ 29,690                (14.6)%              $  34,749
    Percentage of sales                                    100.0%                                        100.0%

Cost of Goods Sold.

         Three Months. Cost of goods sold of $17.7 million and $16.1 million were generated by the Company for the three months ended June 30, 2000 and 1999, respectively. A cost of goods sold increase of 9.9% from 1999 to 2000 was attributable to a 26.9% decrease in cattle purchases for boxed beef and related changes in inventories and a 140.2% increase in cattle trading activities for the three-month period.

         Cattle purchased for processing, including processing costs for boxed beef and inventory changes decreased to 50.3% of revenues for the three months ended June 30, 2000, compared to 75.2% of revenues for the same period in 1999. This reflects a reduction in boxed beef activities from the transition into PHB branded consumer product marketing.

         Cattle purchased for trading, including other trading costs increased to 46.7% of revenues for the three months ended June 30, 2000, compared to 21.2% of revenues for the first quarter of 1999.

         Live cattle prices and related boxed beef prices increased approximately 9.3% and 10.8%, respectively for the three months ended June 30, 2000 versus the comparable period of 1999, based on USDA and National Cattlemen's Beef Association Cattle-fax. These commodity market based increases have improved the market values for boxed beef products in 2000.

                    Three Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                        2000                  % chg                   1999
                                                   ---------------        ---------------        ---------------
    Cost of Goods Sold:

    Cattle purchased for processing                      $  4,063                (25.5)%               $  5,455
    Percentage of sales                                     22.3%                                         32.7%

    Cattle purchased for processing-RP                      2,006                (63.8)%                  5,537
    Percentage of sales                                     11.1%                                         33.2%

    Cattle purchased for trading                            8,395                 140.6%                  3,489
    Percentage of sales                                     46.1%                                         20.9%

    Cattle purchased for trading-RP                            41                 211.9%                     13
    Percentage of sales                                      0.2%                                          0.1%

    Other processing costs                                  3,100                 100.6%                  1,545
    Percentage of sales                                     17.0%                                          9.3%

    Other trading costs                                        64                  76.6%                     36
    Percentage of sales                                      0.3%                                          0.2%
                                                   ---------------                               ---------------
       Total Cost of Goods Sold                         $  17,669                   9.9%              $  16,076
       Percentage of sales                                  97.0%                                         96.5%

    Note:  RP equals Related Parties

         Six Months. Cost of goods sold was $28.9 million and $33.8 million for the six months ended June 30, 2000 and 1999, respectively. A cost of goods sold decrease of 14.4% from 1999 to 2000 was attributable to a 20.7% decrease in cattle purchases for boxed beef and related changes in inventories and a 1.3% increase in cattle trading activities for the six-month period.

         Live cattle prices and related boxed beef prices increased approximately 10.0% and 12.1% for the six months ended June 30, 2000, versus the comparable periods of 1999, based on USDA and National Cattlemen's Beef Association Cattle-fax. These commodity market based increases have improved the market values for boxed beef products in 2000.

                     Six Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                        2000                  % chg                   1999
                                                   ---------------        ---------------        ---------------
    Cost of Goods Sold:

    Cattle purchased for processing                     $  10,066                (15.0)%              $  11,841
    Percentage of sales                                     33.9%                                         34.1%

    Cattle purchased for processing-RP                      4,737                (54.3)%                 10,355
    Percentage of sales                                     15.9%                                         29.8%

    Cattle purchased for trading                            9,685                   1.6%                  9,531
    Percentage of sales                                     32.6%                                         27.4%

    Cattle purchased for trading-RP                            48                (28.5)%                     67
    Percentage of sales                                      0.2%                                          0.2%

    Other processing costs                                  4,322                 124.6%                  1,924
    Percentage of sales                                     14.6%                                          5.5%

    Other trading costs                                        73                 (9.9)%                     81
    Percentage of sales                                      0.2%                                          0.2%
                                                        ---------                                     ---------
       Total Cost of Goods Sold                         $  28,931                  14.4%              $  33,798
       Percentage of sales                                  97.4%                                         97.3%

    Note:  RP equals Related Parties

Gross Profit

         Decreases in branded boxed meat sales resulting from the transition to PHB from CHB and increased costs in the development of precooked and other value-added products placed pressure on gross profit for the three-months and six months ended June 30, 2000, resulting in a reduction from the comparable 1999 periods.

                    Three Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                   2000                     % chg                      1999
                                            -------------------         ---------------          -----------------
    Gross Profit                                  $   547                  (6.9)%                     $  587
    Percentage of sales                              3.0%                                               3.5%

                     Six Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                   2000                     % chg                      1999
                                            -------------------         ---------------          -----------------
    Gross Profit                                  $   759                 (20.2)%                     $  951
    Percentage of sales                              2.6%                                               2.7%

Operating Expenses

         Three Months Selling and Distribution Expenses. Selling and distribution expenses for the three months ended June 30, 2000 and 1999, were 4.9% and 4.2% of net sales, respectively.

         The Company has made a transition from an internal sales staff to a top mass retail and club store marketer for added-value products. This has generated a favorable expense strategy, with related selling and distribution expenses proportionate to sales. However, minimum fees must be absorbed until such time as additional sales revenues are generated from the national based system.

         Three Months General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2000 and 1999, were 5.0% and 3.2% of net sales, respectively.

         Administrative expenses included corporate expenses for product development, startup of the European market through Red Oak Farms Europe, B.V. and for the private placement of securities.

                    Three Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                             2000                % chg                1999
                                                        ---------------       -----------        --------------
   Operating Expenses:

   Selling and distribution                                 $  892               28.7%                $  693
   Percentage of sales                                        4.9%                                      4.2%

   General an                                                  903               68.4%                   536
   Percentage of sales                                        5.0%                                      3.2%
                                                            ------                                    ------
      Total Operating Expenses                              $1,794               46.0%                $1,229
      Percentage of sales                                     9.8%                                      7.4%

         Six Months Selling and Distribution Expenses. Selling and distribution expenses for the six months ended June 30, 2000 and 1999, were 4.8% and 3.9% of net sales, respectively.

         Selling and distribution expenses are somewhat variable. Marketing and product development of the new added-value product line are included.

         The Company has made a transition from an internal sales staff to a top mass retail and club store marketer for added-value products. This has generated a favorable expense strategy, with related selling and distribution expenses proportionate to sales.

         Six Months General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2000 and 1999, were 5.5% and 3.1% of net sales, respectively.

         Administrative expenses include corporate expenses for product development, startup of the European market through Red Oak Farms Europe, B.V. and for the private placement of securities.

                     Six Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                             2000                 % chg                1999
                                                        ---------------        ------------        --------------
   Operating Expenses:

   Selling and distribution                                   $  1,418                5.2%              $  1.348
   Percentage of sales                                            4.8%                                      3.9%

   General and administrative                                    1,626               53.5%                 1,060
   Percentage of sales                                            5.5%                                      3.1%
                                                              --------                                  --------
      Total Operating Expenses                                $  3,044               26.4%              $  2,407
      Percentage of sales                                        10.2%                                      6.9%

         Three Months Loss from Operations. Loss from operations of $1,247,091 and $641,553 for the three months ended June 30, 2000, and the comparable period in 1999, increased by 94.4%.

         Although investments related to the transition to PHB branded products, development of added-value precooked products, and the expansion into Europe adversely impacted gross revenue and margins in the second quarter, management believes that the Company is positioned for improvement in the volume of both boxed beef and added-value precooked products. However, until the Company achieves profitable sales volume levels, the Company continues to require additional funds to support current operations, marketing, development of distribution channels, and to meet trade receivable and inventory requirements.

                    Three Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                             2000                 % chg                1999
                                                        ---------------        ------------        --------------
   Loss from operations                                 $    (1,247)                 94.4%               $ (642)
   Percentage of sales                                         (6.8)%                                      (3.9)%


         Six Months Loss from Operations. Loss from operations of $2,285,197 and $1,456,165 for the six months ended June 30, 2000, and the comparable period in 1999, increased by 56.9%.

         Although investments related to the transition to PHB branded products, development of added-value precooked products, and the expansion into Europe adversely impacted gross revenue and margins in the first months, management believes that the Company is positioned for improvement in the volume of both boxed beef and added-value precooked products. However, until the Company achieves profitable sales volume levels, the Company continues to require additional funds to support current operations, marketing, development of distribution channels, and to meet trade receivable and inventory requirements.

                     Six Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                             2000                  % chg                1999
                                                        ---------------         ------------        --------------
   Loss from operations                                 $    (2,285)                 56.9%             $ (1,456)
   Percentage of sales                                         (7.7)%                                      (4.2)%

         Other Income and Expense. Interest expense of $215,497 and $145,893 for the three months ended June 30, 2000, and the comparable period in 1999, increased by 47.7%. Interest expense of $366,065 and $283,729 for the six months ended June 30, 2000 and the comparable period in 1999 increased by 29.0%. Increases in interest expense resulted from higher borrowing levels.

         Loss on sale of accounts receivable of $41,551 and $68,001 for the three months ended June 30, 2000, and the comparable period of 1999, decreased by 38.9% as fewer export related sales were sold to the factoring service. Loss on sale of accounts receivable of $70,216 and $124,505 for the six months ended June 30, 2000 and comparable period in 1999 decreased 43.6%. The loss on sale of accounts receivable represents fixed discounts on the accounts sold to the factoring service.

                    Three Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                             2000                 % chg                  1999
                                                        ---------------       ---------------       ---------------
   Other Income (Expenses):

   Interest income                                            $      5              10359.1%              $      -
   Percentage of sales                                           0.03%                                       0.00%

   Interest expense                                              (215)                 47.7%                 (146)
   Percentage of sales                                          (1.18)%                                     (0.88)%

   Loss on sale of accounts receivable                            (42)               (38.9)%                  (68)
   Percentage of sales                                          (0.23)%                                     (0.41)%

   Loss from joint venture                                           -              (100.0)%                   (4)
   Percentage of sales                                           0.00%                                      (0.02)%
                                                              --------                                    --------
      Total Other Income (Expenses)                           $  (252)                 16.0%              $  (218)
      Percentage of sales                                       (1.38)%                                     (1.31)%

                     Six Months Ended June 30, 2000 and 1999
                                 (in thousands)

                                                             2000                 % chg                  1999
                                                        ---------------       ---------------       ---------------
   Other Income (Expenses):

   Interest income                                             $    10                472.5%              $      2
   Percentage of sales                                           0.03%                                       0.00%

   Interest expense                                              (366)                 29.0%                 (284)
   Percentage of sales                                         (1.23)%                                     (0.82)%

   Loss on sale of accounts receivable                            (70)               (43.6)%                 (125)
   Percentage of sales                                         (0.24)%                                     (0.36)%

   Loss from joint venture                                           -              (100.0)%                  (16)
   Percentage of sales                                           0.00%                                     (0.05)%
                                                              --------                                    --------
      Total Other Income (Expenses)                           $  (427)                  1.0%              $  (423)
      Percentage of sales                                      (1.44)%                                     (1.22)%



Net Loss and Loss per Share

                    Three Months Ended June 30, 2000 and 1999
                    (in thousands, except per share amounts)

                                                             2000                 % chg                  1999
                                                        ---------------       ---------------       ---------------
   Loss before minority interests                            $ (1,500)                 74.5%             $   (859)
   Percentage of sales                                          (8.2)%                                      (5.2)%

   Minority interests                                               0                (100.0)%                  26
                                                             ---------                                   ---------
   Net loss                                                    (1,500)                 80.0%                 (833)
   Percentage of sales                                          (8.2)%                                      (5.0)%

   Preferred stock dividend requirement                           (60)                                           -
   Percentage of sales                                          (0.3)%                                        0.0%
                                                             ---------                                   ---------
   Net loss applicable to common                               (1,560)                 87.2%                 (833)
   Percentage of sales                                          (8.6)%                                      (5.0)%
                                                             =========                                   =========
   Basic and diluted loss per share                          $ (0.097)                 75.5%             $ (0.056)
                                                             =========                                   =========
   Weighted Average Shares Outstanding                          16,014                  6.7%                15,014
                                                             =========                                   =========

                     Six Months Ended June 30, 2000 and 1999
                    (in thousands, except per share amounts)

                                                              2000                % chg                 1999
                                                        -----------------     ---------------      ----------------
   Loss before minority interests                             $  (2,712)               44.3%            $  (1,879)
   Percentage of sales                                            (9.1)%                                    (5.4)%

   Minority interests                                                 28            (160.2)%                    46
                                                              ----------                                ----------
   Net loss                                                      (2,740)               49.4%               (1,833)
   Percentage of sales                                            (9.2)%                                    (5.3)%

   Preferred stock dividend requirement                            (109)                                         -
   Percentage of sales                                            (0.4)%                                      0.0%
                                                              ----------                                ----------
   Net loss applicable to common                                 (2,849)               55.4%               (1,833)
   Percentage of sales                                            (9.6)%                                    (5.3)%
                                                              ==========                                ==========
   Basic and diluted loss per share                           $  (0.179)               45.6%            $  (0.122)
                                                              ==========                                ==========
   Weighted Average Shares Outstanding                            16,020                6.7%                15,009
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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None.

ITEM 2.  Recent Sales of Unregistered Securities

         For the six months ended June 30, 2000, the Company sold 576,950 units, with each unit consisting of one share of Series B 4% Cumulative Convertible Preferred Stock. Each unit was priced at $5.00 per unit resulting in net proceeds of $2,884,750. The total number of units sold under the Series B private placement that closed on January 29, 2000, was 1,200,000 preferred stock shares with a total of $6,000,000 in proceeds. The units were sold in a private placement pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Each investor was an "accredited investor" as defined in Regulation D.

         For the six months ended June 30, 2000, the Company sold 357,755 units, with each unit consisting of one share of Series C Convertible Preferred Stock. Each unit was priced at $7.50 per unit resulting in net proceeds of $2,683,165 under the Series C private placement. The units were sold in a private placement pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Each investor was an "accredited investor" as defined in Regulation D.

         As of August 14, 2000 the Company sold 7,500 units, with each unit consisting of one share of Series D Convertible Preferred Stock. Each unit was priced at $10.00 per unit resulting in net proceeds of $75,000, including $25,000 of proceeds for 2,500 units sold during the second quarter ended June 30, 2000. The units were sold in a private placement pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Each investor was an "accredited investor" as defined in Regulation D.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Results of Votes of Security Holders

         None

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             Financial data.
                  27.0  Financial Data Schedule
         (b) Reports on Form 8-K
             No reports on Form 8-K were filed during the second quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RED OAK HEREFORD FARMS, INC.




    August 15, 1999                     By:      /s/ Gordon Reisinger
                                                 -------------------------
                                                 Gordon Reisinger
                                                 President




    August 15, 1999                     By:      /s/ Harley Dillard
                                                 -------------------------
                                                 Harley Dillard
                                                 Chief Financial Officer