Form 10-Q
period 2000-09-30
RED OAK HEREFORD FARMS INC
filed 2000-11-21
CIK 939728

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000.

                                       OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period ____________________ to __________________.

Commission File Number    033-89714
                        -------------


                          RED OAK HEREFORD FARMS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             NEVADA                                       84-1120614
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                    2010 Commerce Drive, Red Oak, Iowa 51566
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (712) 623-9224
--------------------------------------------------------------------------------
                         (Registrant's telephone number)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes __|X|_    No ____

The number of shares outstanding of the Registrant's common stock as of November 15, 2000 was as follows:

           Common Stock, $.001 par value:      16,025,165 shares


================================================================================

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


Financial Statements Contents

         Condensed Consolidated Balance Sheets, as of September 30, 2000 and
              December 31, 1999                                                             3-4

         Condensed Consolidated Statements of Operations, for the three months
              and nine months ended September 30, 2000 and 1999                             5-6

         Condensed Consolidated Statements of Cash Flows, for nine months
              ended September 30, 2000 and 1999                                               7

         Notes to Condensed Consolidated Financial Statements                              8-11

                          RED OAK HEREFORD FARMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 As of September 30, 2000 and December 31, 1999

                                                                 (Unaudited)
                                                                September 30,      December 31,
CURRENT ASSETS                                                       2000              1999
                                                                -------------      ------------
  Cash                                                           $   118,415       $    17,067
  Restricted cash                                                    401,174           415,295
  Accounts receivable
     Trade, less allowance for doubtful accounts of $10,000        2,186,913           790,363
     Related parties                                                 100,122           364,372
     Receivable due from factor                                      282,547           171,756
     Receivable due from stock subscriptions                            --             277,000
  Inventories                                                      4,902,748         3,142,825
  Prepaid expenses and other assets                                  440,462            69,799
                                                                 -----------       -----------
TOTAL CURRENT ASSETS                                               8,432,381         5,248,477
                                                                 -----------       -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
  Buildings & leasehold improvements                                 294,974           294,974
  Vehicles and equipment                                             479,157           384,635
                                                                 -----------       -----------
                                                                     774,131           679,609
  Less: accumulated depreciation                                    (397,570)         (334,475)
                                                                 -----------       -----------
NET PROPERTY, PLANT AND EQUIPMENT                                    376,561           345,134
                                                                 -----------       -----------

OTHER ASSETS
  Receivables, noncurrent                                            192,591           192,591
  Investment in partnership                                           24,600            24,600
  Other assets                                                       110,785           246,242
                                                                 -----------       -----------
TOTAL OTHER ASSETS                                                   327,976           463,433
                                                                 -----------       -----------

TOTAL ASSETS                                                     $ 9,136,918       $ 6,057,044
                                                                 ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 As of September 30, 2000 and December 31, 1999

                                                                        (Unaudited)
                                                                       September 30,    December 31,
CURRENT LIABILITIES                                                         2000            1999
                                                                       -------------    -------------
  Checks in excess of bank balance                                     $   1,450,014    $     258,054
  Accounts payable
     Trade                                                                 2,052,768          538,177
     Related parties                                                         419,509        1,599,583
  Accrued expenses                                                           398,367          457,783
  Notes payable                                                            2,250,000        1,615,000
  Current maturities of long-term debt                                       356,679        2,421,484
  Current maturities of deferred income                                         --            100,000
                                                                       -------------    -------------
TOTAL CURRENT LIABILITIES                                                  6,927,337        6,990,081
                                                                       -------------    -------------

LONG-TERM LIABILITIES
  Deferred income                                                               --            200,000
  Long-term debt, less current maturities                                  4,295,698        2,471,360
                                                                       -------------    -------------
TOTAL LONG-TERM LIABILITIES                                                4,295,698        2,671,360
                                                                       -------------    -------------

TOTAL LIABILITIES                                                         11,223,035        9,661,441

MINORITY INTERESTS IN SUBSIDIARIES                                            (7,080)        (223,288)
                                                                       -------------    -------------

STOCKHOLDERS' EQUITY
  Common stock,  $0.001 par value,  authorized 100,000,000 shares;
    issued and outstanding 16,025,165 shares for September 30,
    2000 and  16,025,415 shares for December 31, 1999                         16,025           16,025
  Cumulative preferred stock, series B, $0.001 par value, authorized
    1,200,000 shares; issued and outstanding 1,200,000 shares for
    September 30, 2000 and 678,450 for December 31, 1999                       1,200              678
  Preferred stock, series C, $0.001 par value, authorized
    2,000,000 shares; issued and outstanding 370,956 shares for
    September 30, 2000 and 13,201 for December 31, 1999                          371               13
  Preferred stock, series D, $0.001 par value, authorized
    1,000,000 shares; issued and outstanding 17,000
     shares for September 30, 2000                                                17             --
  Additional paid-in capital                                              16,359,624       10,899,605
  Retained deficit                                                       (18,456,274)     (14,297,430)
                                                                       -------------    -------------
TOTAL STOCKHOLDERS' EQUITY                                                (2,079,037)      (3,381,109)
                                                                       -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   9,136,918    $   6,057,044
                                                                       =============    =============



   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             Three and Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                                 Three Months Ended September 30   Nine Months Ended September
                                                                                                               30
                                                                 -----------------------------------------------------------------
NET SALES                                                             2000            1999             2000               1999
                                                                 -----------------------------------------------------------------
  Boxed beef and consumer beef products                          $  9,477,275     $ 12,853,324     $ 29,022,345      $ 37,476,178
  Cattle trading                                                    4,292,731        6,051,754       13,481,088        14,678,881
  Cattle trading sales to related parties                           1,272,459          456,841        2,222,609         1,955,997
                                                                 ----------------------------------------------------------------
                                                                   15,042,465       19,361,919       44,726,042        54,111,056
                                                                 ----------------------------------------------------------------
COST OF GOODS SOLD
  Cattle purchased for processing                                   3,786,672        5,083,018       13,847,650        16,923,970
  Cattle purchased for processing from related parties              2,627,642        4,405,640        7,364,420        14,760,145
  Cattle purchased for trading                                      5,297,120        6,101,523       14,982,324        15,632,165
  Cattle purchased for trading from related parties                    17,284           38,931           65,354           105,120
  Other processing costs                                            2,737,662        2,450,379        7,058,693         4,374,296
  Other trading costs                                                   3,441           20,328           76,202           102,110
                                                                 ----------------------------------------------------------------
                                                                   14,469,821       18,099,819       43,394,643        51,897,806
                                                                 ----------------------------------------------------------------

GROSS PROFIT                                                          572,644        1,262,100        1,331,399         2,213,250
                                                                 ----------------------------------------------------------------

OPERATING EXPENSES
  Selling and distribution                                          1,048,321          829,634        2,437,062         2,177,393
  General and administrative                                          801,815          580,860        2,457,026         1,640,416
                                                                 ----------------------------------------------------------------
                                                                    1,850,136        1,410,494        4,894,088         3,817,809
                                                                 ----------------------------------------------------------------

LOSS FROM OPERATIONS                                               (1,277,492)        (148,394)      (3,562,689)       (1,604,559)
                                                                 ----------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest income                                                       6,782            4,948           16,531             6,651
  Interest expense                                                   (226,940)        (166,736)        (593,004)         (450,465)
  Loss on sale of accounts receivable                                 (33,258)         (69,481)        (103,474)         (193,986)
  Losses from cattle feeding joint venture                                  -               45                -           (16,217)
  Reduction in value of intangible                                  (147,500)                -        (147,500)                 -
  Elimination of debt                                                 147,500                -          147,500                 -
  Grant income recognized                                             300,000                -          300,000                 -
                                                                 ----------------------------------------------------------------
                                                                       46,584         (231,224)        (379,947)         (654,017)
                                                                 ----------------------------------------------------------------


LOSS BEFORE MINORITY INTERESTS                                     (1,230,908)        (379,618)      (3,942,636)       (2,258,576)


   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

             Three and Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)

                                                           Three Months Ended                    Nine Months Ended
                                                               September 30                         September 30
                                                 ------------------------------------------------------------------------
                                                           2000               1999             2000               1999
                                                 ------------------------------------------------------------------------
LOSS BEFORE MINORITY INTERESTS                          (1,230,908)         (379,618)       (3,942,636)        (2,258,576)

MINORITY INTERESTS                                               -            26,530           (27,507)            72,250
                                                 ------------------------------------------------------------------------

NET LOSS                                                (1,230,908)         (353,088)       (3,970,143)        (2,186,326)

PREFERRED STOCK DIVIDEND REQUIREMENT                       (61,333)                -          (170,430)                 -
                                                 ------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCKHOLERS             $ (1,292,241)       $ (353,088)     $ (4,140,573)      $ (2,186,326)
                                                 ========================================================================

BASIC AND DILUTED LOSS PER SHARE                      $      (0.08)       $    (0.02)     $      (0.26)      $      (0.14)
                                                 ========================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                     16,023,385        16,010,415        16,020,993         15,346,459
                                                 ========================================================================



   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES                         2000           1999
                                                      -----------    -----------
  Net Loss                                            $(3,970,143)   $(2,186,326)
  Items not requiring (providing) cash:
     Depreciation and amortization                         83,027         78,381
     Loss from partnership                                   --           16,217
     Services rendered in exchange for common stock          --            7,874
     Minority interest in loss of subsidiary               27,507        (72,250)
     Reduction of intangible                              147,500           --
     Elimination of debt                                 (147,500)          --
     Grant income recognized                             (300,000)          --
  Changes in:
     Accounts receivable                               (1,243,090)      (872,435)
     Inventories                                       (1,759,923)    (1,580,670)
     Prepaid expenses                                    (370,663)      (184,984)
     Accounts payable and accrued expenses                156,921        352,820
     Checks in excess of bank balance                   1,191,960      3,057,547
                                                      -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                  (6,184,404)    (1,383,826)
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      (94,521)       (63,602)
  Change in restricted cash                                14,121        (41,553)
  Change in other assets                                  (31,976)         6,959
                                                      -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (112,376)       (98,196)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock             5,737,915           --
  Net borrowings on line of credit                      1,335,000        295,000
  Proceeds from issuance of note payable                  200,000      1,269,985
  Repayment of notes payable                           (1,000,000)          --
  Proceeds from issuance of long-term debt              1,923,933         19,181
  Payments on long-term debt                           (1,798,720)       (55,459)
                                                      -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               6,398,128      1,528,707
                                                      -----------    -----------

INCREASE IN CASH                                          101,348         46,685

CASH, BEGINNING OF PERIOD                                  17,067         16,079
                                                      -----------    -----------

CASH, END OF PERIOD                                   $   118,415    $    62,764
                                                      ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)

(1)      Nature of Operations and Principles of Consolidation

         The condensed consolidated financial statements do not include all footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year-ended December 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the nine months ended September 30, 2000 and 1999 are not necessarily indicative of results that can be expected for the full year.

         The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at September 30, 2000 and December 31, 1999, and its consolidated results of operations and cash flows for the interim periods September 30, 2000 and 1999.

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Red Oak Farms, Inc. ("ROF"), Midland Cattle Company ("Midland"), Red Oak Feeders, LLC ("Feeders"), My Favorite Jerky ("MFJ"), Red Oak Farms Europe B.V., Red Oak BioSource, Inc., and its 80% owned subsidiary, Here's The Beef Corp. ("HTB"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)      Related Party Transactions

         The Company sells cattle to certain companies, which are owned by members of the Company's management or Board of Directors. The Company also purchases cattle and feed from these same entities. Additionally, both Midland and ROF utilize trucking companies that are owned by members of the Company's management or Board of Directors.

         The activity between the Company and these related parties at and for the nine months ended September 30, 2000 and 1999 and at December 31, 1999 are as follows:

                                             September 30,     December 31,     September 30,
                                                 2000             1999              1999
                                             -------------     ------------     -------------
         Sales                                $2,222,609                        $ 1,995,997
         Purchases                             7,429,777                         14,865,265
         Accounts receivable                     100,122        $  364,372          317,086
         Accounts payable                        419,509         1,599,583        2,190,650

         Cattle financed by a related party for the Company under a financing agreement totaled $0 and $255,535 for the quarter ended September 30, 2000 and 1999, and $236,451 and $592,598 for the nine months ended September 30, 2000 and 1999, respectively.

         The Company has notes payable to stockholders totaling $3,720,790 and $3,393,290 at September 30, 2000 and December 31, 1999, respectively. In addition, the Company has notes payable to joint venture partners totaling $323,604 and $1,976,103 at September 30, 2000 and December 31, 1999,
respectively.

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)

(3)      Factoring Agreement

         The Company continues to sell selected accounts receivable without recourse to KBK Financial, Inc. ("KBK"). The Company received $6,170,893 and $15,533,026 in proceeds from the transfer of its receivables during the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the Company received $9,264,133 and $25,864,800 in proceeds from the transfer of its receivables. The reserve for delinquencies and claims held by KBK at September 30, 2000 was $282,547. The Company has paid $33,258 and $69,481 for the quarters ended September 30, 2000 and 1999, respectively, and $103,474 and $193,986 for the nine months ended September 30, 2000 and 1999, respectively, for fixed discounts on sold accounts.

(4)      Inventories

         Inventories at September 30, 2000 and December 31, 1999 consisted of the following:

                                                        September 30,              December 31,
                                                             2000                      1999
                                                        -------------              ------------
          Boxed Beef                                    $  1,360,239               $ 1,029,808
          Beef Precooked Products                          2,514,988                         -
          Packaged Jerky and Sticks                          132,840                         -
          Cattle                                             364,430                 1,938,114
          Other                                              530,251                   174,903
                                                        -------------              ------------
                                                        $  4,902,748               $ 3,142,825
                                                        ============               ===========

(5)     Contingency

         A complaint has been brought against the Company concerning the export and international shipment of beef products. The Company believes there is no factual basis for this complaint and intends to request dismissal or file a counter-suit. In the interim, the Company may be at risk in the collection of an account receivable in the amount of $1,001,853. The Company currently considers this amount a collectible sale.

(6)      Stockholders' Equity

         During the nine months ended September 30, 2000, the Company received $2,884,750 in proceeds from the sale of 576,950 shares of Series B 4% cumulative convertible preferred stock. The total number of shares offered and sold under the Series B private placement that closed on January 29, 2000, was 1,200,000 preferred stock shares with a total of $6,000,000 in proceeds.

         During the nine months ended September 30, 2000, the Company received $2,683,165 in proceeds from the sale of 357,755 shares of Series C convertible preferred stock private placement. The total number of shares offered and sold under the Series C private placement that closed on March 22, 2000 was 370,956 preferred stock shares with a total of $2,782,175 in proceeds.

         During the nine months ended September 30, 2000, the Company received $170,000 in proceeds from the sale of 17,000 shares of Series D convertible preferred stock. The total number of shares offered and sold under the Series D private placement that closed on October 18, 2000 was 17,000 preferred stock shares with a total of $170,000 in proceeds.

         On May 22, 2000, the shareholders approved the authorization of 100,000,000 shares of Red Oak Hereford Farms, Inc. common stock and 10,000,000 shares of preferred stock in anticipation of obtaining new equity for future capital requirements.

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)


(7)      Reportable Segments

         Reportable segment profit or loss and segment revenues for the three months ended September 30, 2000, were as follows:


-----------------------------------------------------------------------------------------------------------------------
                                  Boxed          Cattle          Cattle          Beef          All
                                   Beef         Trading          Feeding         Jerky        Others          Totals
-----------------------------------------------------------------------------------------------------------------------

Revenues from external          $9,474,585     5,565,190               -           2,690                    15,042,465
customers                                                                                           -
Intersegment revenues                    -             -               -               -            -                -
Segment profit (loss)           $ (887,567)       43,283         (17,320)       (152,675)    (216,629)      (1,230,908)

         Reconciliation of segment profit or loss for the three months ended September 30, 2000, were as follows:

              Profit or loss
                   Total profit or loss for reportable segments                   $ (1,014,279)
                   Other profit or loss                                               (216,629)
                                                                                  ------------
              Income before income taxes and extraordinary items                  $ (1,230,908)
                                                                                  ============

         Reportable segment profit or loss and segment revenues for the nine months ended September 30, 2000, were as follows:


-------------------------------------------------------------------------------------------------------------------------
                                    Boxed            Cattle       Cattle           Beef          All
                                     Beef            Trading      Feeding          Jerky        Others         Totals
-------------------------------------------------------------------------------------------------------------------------
Revenues from external           $28,979,957       15,703,697            -          42,388             -     $44,726,042
customers
Intersegment revenues                      -                -            -               -             -               -
Segment profit (loss)            $(2,775,258)             131      (48,659)       (433,031)     (713,326)     (3,970,143)


         Reconciliation of segment profit or loss for the nine months ended September 30, 2000, were as follows:


                Profit or loss
                     Total profit or loss for reportable segments                     $  (3,256,817)
                     Other profit or loss                                                  (713,326)
                                                                                      -------------
                Income before income taxes and extraordinary items                    $  (3,970,143)
                                                                                      =============

                          RED OAK HEREFORD FARMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Nine Months Ended September 30, 2000 and 1999

                                   (Unaudited)

(7)      Reportable Segments (Continued)

         Reportable segment profit or loss and segment revenues for the three months ended September 30, 1999, were as follows:


----------------------------------------------------------------------------------------------------------------------
                                   Boxed          Cattle         Cattle           Beef         All
                                    Beef          Trading        Feeding         Jerky       Others          Totals
----------------------------------------------------------------------------------------------------------------------
Revenues from external          $12,814,081      6,508,595            -          39,243            -       19,361,919
customers
Intersegment revenues                     -              -            -               -            -                -
Segment profit (loss)           $  (152,375)        54,225        9,502        (132,649)    (131,791)        (353,088)


         Reconciliation of segment profit or loss for the three months ended September 30, 1999, were as follows:

              Profit or loss
                   Total profit or loss for reportable segments                                $   (221,297)
                   Other profit or loss                                                            (131,791)
                                                                                               ------------
              Income before income taxes and extraordinary items                               $   (353,088)
                                                                                               ============

         Reportable segment profit or loss and segment revenues for the nine months ended September 30, 1999, were as follows:


----------------------------------------------------------------------------------------------------------------------
                                  Boxed            Cattle          Cattle        Beef          All
                                  Beef            Trading          Feeding       Jerky       Others          Totals
----------------------------------------------------------------------------------------------------------------------
Revenues from external        $37,404,925        16,634,878              -       71,253            -       54,111,056
customers
Intersegment revenues              10,495            61,740              -            -            -           72,235
Segment profit (loss)         $(1,538,503)           67,186        (56,452)    (359,953)    (298,604)      (2,186,326)


         Reconciliation of segment profit or loss for the nine months ended September 30, 1999, were as follows:

                Profit or loss
                     Total profit or loss for reportable segments                             $   (1,887,722)
                     Other profit or loss                                                           (298,604)
                                                                                              --------------
                Income before income taxes and extraordinary items                            $   (2,186,326)
                                                                                              ==============

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

Current Quarter Developments

         The Company continues implementation of its strategy of using its premium fresh beef program, Red Oak Farms' Premium Hereford Beef ("PHB"), as a foundation from which to become a branded, premium marketer of consumer food products.

         Brand equity development, as part of this strategy, continues in the transition from Certified Hereford Beef ("CHB") to PHB. Although this transition has required approximately one year, the Company during the third quarter is stabilizing and restoring sales by attracting hotel, restaurant and institutional ("HRI") and retail supermarket customers to effectively operate the PHB program. Customers of Red Oak Farms ("ROF") consist primarily of quality and value-oriented upscale retail supermarket stores, food-service outlets, high-end restaurants and export accounts.

         During the third quarter 2000, there was continued acceptance by retailers and distributors of the first four ROF precooked beef entrees as the Company commenced shipments to several prominent national and regional accounts. As customers increase reorders and product distribution expands by adding additional stores in new regions, ROF moves one step closer to national distribution for these high quality consumer convenient Red Oak Farms products.

         On April 1, 2000, the Company increased its ownership of "My Favorite Jerky" ("MFJ") from 80% to 100%. The Company has completed development of its 4-oz. bag "MFJ". The Company plans to commence shipment to the retail supermarket and mass retail trade classes during the latter part of the fourth quarter.

         Royal Salmon of Norway, for which the Company has exclusive distribution rights in the United States, will be sold in Europe on a non-exclusive basis by Red Oak's European subsidiary, Red Oak Farms Europe B.V. ("ROFE"). The Company will commence shipment of the smoked and marinated, farm-raised salmon products during the fourth quarter of 2000 in Europe.

         ROFE has commenced manufacturing beef sticks and precooked entrees. It anticipates increases in volume and geographic area distribution with its' European network during the fourth quarter.

         Red Oak continues its efforts to implement plans following the formation of Red Oak BioSource, Inc. These include establishing quotas for the maintenance of exclusive rights, testing of the products for various Company applications including cattle feeding, ag-effluent remediation and farming applications which would be consistent with reduced chemical inputs. The full program however has substantial capital requirements and the Company plans to implement it as those requirements become satisfied.

         The Company closed three preferred stock offerings during the nine months ended September 30, 2000. This, as well as ongoing equity raising activities, has improved the Company's financial position. Product development and introduction activity for precooked products was funded through this additional equity. The Company will require additional funding during the continued rollout of Red Oak's precooked line and launch of, "MFJ", and Beef Sticks. The Company received approval from its asset based lenders in July 2000 to increase the accounts receivable purchase facility and the revolving inventory notes to levels that will accommodate the Company's planned sales growth. Additional working capital support from strategic suppliers has also contributed to the product development and current growth of the Company. However, as mentioned above, the Company will require additional equity to provide the working capital to support this growth.

Liquidity and Capital Resources

         As of September 30, 2000 and December 31, 1999, the Company had consolidated cash and cash equivalents balances of $118,415 and $17,067 respectively.

                      Liquidity and Capital Resources Data:

                 As of September 30, 2000 and December 31, 1999
                                 (in thousands)

                                                   2000                 % chg                1999
                                                 -------              --------             --------
   Working Capital (Deficit)                     $ 1,505                186.4%             $(1,742)

   Restricted Cash                                   401                (3.4)%                 415

   Increase in Cash                                  101              10157.9%                   1

   Cash Beginning of Period                           17                  6.1%                  16

   Cash End of Period                                118                593.8%                  17

   Stock and Additional Paid-In Capital          $16,377                 50.0%             $10,916

         To help meet its capital requirements, management continues with the private placement of restricted securities, issuance of debt instruments, utilizing the accounts receivable purchase facility, and the revolving inventory notes. Working Capital has also been expanded through extended terms and support of manufactures and suppliers. Management believes the Company can move into profitability through several planned steps as follows:

o        Obtain additional equity to fund marketing and distribution systems,

o Achieve region and then national distribution of its precooked products and "My Favorite Jerky" products;

o        Add premium fresh beef accounts;

o Achieve sales in Europe of the Euro Beef Sticks, Royal Salmon of Norway and precooked beef entrees;

o Continue to manage gross margins through aggressive cost control and product mix management;

o        Minimize product sold into the commodity boxed beef trade.

Cash Flows from Operating Activities

         The Company's cash flows from operating activities required cash of $6,184,404 and $1,383,826 for the nine months ended September 30, 2000 and 1999, respectively.

         Operational losses and increases in accounts receivable, inventories, prepaid and other assets, less increases in accounts payable and accrued expenses required cash to continue operations for the nine months ended September 30, 2000.

         The following activities influenced operational performance:

o The Company's continued expansion and development of precooked consumer beef products required operating expenses that were not offset with anticipated increases in sales. Several customers have deferred the timing of product placement in retail stores to the fourth quarter.

o Competition required pricing concessions during the third quarter as the Company continued its expansion of the PHB program. Continued focus on the growth of this PHB sales volume and a focus on branded premium pricing reflect an opportunity for favorable results.

o Growth of retail sales of PHB boxed beef at premium prices is required for profitability. Several anticipated customers have deferred the timing on placement of Red Oak Farms PHB product in their retail stores.

         Boxed beef customer demand continues to require increases in receivables and inventories. On September 30, 2000 accounts receivable was $2,569,582 compared to $1,326,491 at December 31, 1999. Inventories increased from $3,142,825 at December 31, 1999 to $4,902,748 at September 30, 2000.
Prepaid expenses and Other Assets increased from $69,799 at December 31, 1999 to $240,462 at September 30, 2000. Other Assets include packaging development and start up costs for Red Oak Farms Europe B.V. to be allocated over the remainder of 2000.

         The Iowa Department of Economic Development determined the Company has completed grant obligations, and has accordingly agreed in the third quarter to eliminate related obligations, resulting in grant income to the Company of $300,000. A reduction in the value of a patent totaling $147,500 also occurred during the third quarter.



                            Selected Cash Flow Data:
              For the Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                                2000              % change               1999
                                                             ----------           --------            ----------
   Cash Flows from Operating Activities:
   Net loss                                                  $   (3,970)                 -            $   (2,186)
   Adjustments to reconcile net loss to net
      Cash used in operating activities:
   Depreciation & amortization                                       83               5.9%                    78
   Services for common stock                                          -           (100.0)%                    16
   Loss from partnership                                              -           (100.0)%                     8
   Minority interest in subsidiaries                                 28           (138.1)%                   (72)
   Reduction in value of intangible                                 148                  -                     -
   Elimination of debt                                             (148)                 -                     -
   Grant income recognized                                         (300)                 -                     -
   Changes in:
      Accounts receivable                                        (1,243)             42.5%                  (872)
      Inventories                                                (1,760)             11.3%                (1,581)
      Prepaid expenses                                             (371)            100.4%                  (185)
      Accounts payable and accrued expenses                         157            (55.5)%                   353
      Checks in excess of bank balance                            1,192            (61.0)%                 3,058
                                                             ----------           --------            ----------
   Net Cash Used in Operating Activities                     $   (6,184)             77.6%            $   (1,384)


Cash Flows from Investing Activities

         Investing activities required cash of $112,376 and $98,196 for the first nine months of 2000 and 1999, respectively. The Company invested $200,000 in Red Oak Farms Europe, B.V. during the first nine months of 2000. However, this amount was eliminated in the financial consolidation.

                            Selected Cash Flow Data:
             For the Nine Months Ended September 30, 2000 and 19999
                                 (in thousands)

                                                                2000                 % chg               1999
                                                               ------               --------            ------
   Cash Flows from Investing Activities:
   Purchases of equipment                                      $  (95)                 48.6%            $  (64)
   Restricted cash                                                 14               (134.0)%               (42)
   Changes in other assets                                        (32)              (559.5)%                 7
                                                               ------               --------            ------
   Net Cash Used in Investing Activities                       $ (112)                 14.4%            $  (98)

Cash Flows from Financing Activities

         Financing activities provided cash of $6,398,128 and $1,528,707 for the first nine months of 2000 and 1999, respectively.

         The Company continues to receive an asset-based line of credit, which provides borrowings up to $2.0 million based on eligible inventory. Substantially all of ROF assets and personal guarantees of the Company's president and a director collateralize the line of credit. The Company is in technical non-compliance on certain financial conditions on this loan. On August 14, 2000, the lender renewed the promissory note and the inventory line of credit for $2,050,000 through September 15, 2000. With growth in sales, the Company has obtained approval to increase this line during the fourth quarter.

         Affiliates and stockholders are continuing to extend credit to ROF until such time as the Company secures adequate funding through the issuance of preferred stock to accredited investors and expands the asset-based lending to continue the development and growth of the Company.

         On December 28, 1999 the Company entered into a settlement agreement to restructure the Company's outstanding indebtedness to a supplier, and guarantees on notes due the supplier from the Company's president and a related party. The note is subordinated to the asset lender of ROF. $1,500,000 of this obligation was paid during the first nine months of 2000. Monthly principal payments of $24,050 plus 8.5% interest beginning March 1, 2000 through February 1, 2001 are due on the agreed note.

         A director, through a long-term convertible note, has recently loaned the Company $1,540,000 as of August 14, 2000 including $500,000 during the third quarter ended September 30, 2000. The Company raised $5,737,915 in the aggregate from accredited investors during the nine months ended September 30, 2000, including $145,000 during the third quarter ended September 30, 2000.

         The Company continues to finance operations through new equity, the sale of accounts receivable and the asset-based loan. Capital formation is critical for the continuation of daily operations, for continued growth and development of premium branded beef products, and for the marketing and distribution of other quality synergistic products under development by the Company.

                            Selected Cash Flow Data:
              For the Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                                   2000                 % chg             1999
                                                                 --------             ---------          -------
   Cash Flows from Financing Activities:
   Proceeds from issuance of preferred stock                     $  5,738                     -          $     -
   Net borrowing on line of credit                                  1,335                352.5%              295
   Proceeds from issuance of Notes Payable                            200               (84.3)%            1,270
   Repayment of notes payable                                      (1,000)                    -                -
   Proceeds from long-term debt                                     1,924               9930.4%               19
   Payments on long-term debt                                      (1,799)              3143.3%              (55)
                                                                 --------             ---------          -------
   Net Cash Provided by Financing Activities                     $  6,398                318.5%          $ 1,529

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

Results of Operations

Comparison of the three months and nine months ended September 30, 2000 and 1999.

Revenues-Net Sales

         Three Months. Net sales of $15.0 million and $19.4 million were generated by the Company for the three months ended September 30, 2000 and 1999, respectively. A net sales decrease of 22.3% from 1999 to 2000 was primarily attributable to a 26.3% decrease in boxed meat sales resulting from the loss of customers prior to year-end to CHB competitors. However, late third quarter is realizing momentum in the growth of the PHB program through refined market initiatives. The transition from CHB to PHB has required approximately one year. Benefits from the PHB program should be realized in the fourth quarter as volume growth continues. Cattle trading is continuing to be de-emphasized as management focuses on Red Oak Farms added value Branded Products.

                        Three Months Ended September 30,
                                 (in thousands)

                                                           2000                  % chg                   1999
                                                        ---------               --------              ---------
    Net Sales:
    Boxed beef/Consumer Beef Products                    $  9,477                (26.3)%              $  12,853
    Percentage of sales                                     63.0%                                         66.4%

    Cattle trading sales                                    4,293                (29.1)%                  6,052

    Percentage of sales                                     28.5%                                         31.3%

    Cattle trading sales-related parties                    1,272                 178.5%                    457
    Percentage of sales                                      8.5%                                          2.4%
                                                        ---------               --------              ---------
    Total Net Sales                                     $  15,042                (22.3)%              $  19,362
    Percentage of sales                                    100.0%                                        100.0%

         Nine Months. Net sales of $44.7 million and $54.1 million were generated by the Company for the nine months ended September 30, 2000 and 1999, respectively. A net sales decrease of 17.3% from 1999 to 2000 was primarily attributable to the 22.6% decrease in boxed meat sales resulting from the loss of customers prior to year-end to CHB competitors.

                         Nine Months Ended September 30,
                                 (in thousands)

                                                           2000                  % chg                  1999
                                                        ---------               --------              ---------
    Net Sales:
    Boxed beef/Consumer Beef Products                   $  29,022                (22.6)%              $  37,476
    Percentage of sales                                     64.9%                                         69.2%

    Cattle trading sales                                   13,481                 (8.2)%                 14,679

    Percentage of sales                                     30.1%                                         27.2%

    Cattle trading sales-related parties                    2,223                  13.6%                  1,956
    Percentage of sales                                      5.0%                                          3.6%
                                                        ---------               --------              ---------
    Total Net Sales                                     $  44,726                (17.3)%              $  54,111
    Percentage of sales                                    100.0%                                        100.0%

Cost of Goods Sold.

         Three Months. Cost of goods sold of $14.5 million and $18.1 million were generated by the Company for the three months ended September 30, 2000 and 1999, respectively. A cost of goods sold decrease of 20.1% from 1999 to 2000 was attributable to a 23.3% decrease in cattle purchases for boxed beef and related changes in inventories, and a 13.7% decrease in cattle trading activities for the three-month period. This reflects a reduction in boxed beef activities from the transition into PHB branded consumer product marketing. Cattle trading is continuing to be de-emphasized as management focuses on Red Oak Farms added value Branded Products.

         Live cattle prices increased approximately 1.1% and related boxed beef prices decreased 1.3%, respectively for the three months ended September 30, 2000 versus the comparable period of 1999, based on USDA and National Cattlemen's Beef Association Cattle-fax.

                 Three Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                           2000                  % chg                  1999
                                                         --------               --------              ---------
    Cost of Goods Sold:

    Cattle purchased for processing                         3,787                (25.5)%               $  5,083
    Percentage of sales                                     25.2%                                         26.3%

    Cattle purchased for processing-RP                      2,628                (40.4)%                  4,406
    Percentage of sales                                     17.5%                                         22.8%

    Cattle purchased for trading                            5,297                (13.2)%                  6,102
    Percentage of sales                                     35.2%                                         31.5%

    Cattle purchased for trading-RP                            17                (55.6)%                     39
    Percentage of sales                                      0.1%                                          0.2%

    Other processing costs                                  2,738                  11.7%                  2,450
    Percentage of sales                                     18.2%                                         12.7%

    Other trading costs                                         3                (83.1)%                     20
    Percentage of sales                                      0.0%                                          0.1%
                                                         --------               --------              ---------
       Total Cost of Goods Sold                            14,470                (20.1)%              $  18,100
       Percentage of sales                                  96.2%                                         93.5%

    Note:  RP equals Related Parties

         Nine Months. Cost of goods sold was $43.4 million and $51.9 million for the nine months ended September 30, 2000 and 1999, respectively. A cost of goods sold decrease of 16.4% from 1999 to 2000 was attributable to a 21.6% decrease in cattle purchases for boxed beef and related changes in inventories and a 4.5% decrease in cattle trading activities for the nine-month period.

         Live cattle prices and related boxed beef prices increased approximately 7.0% and 7.4% for the nine months ended September 30, 2000, versus the comparable periods of 1999, based on USDA and National Cattlemen's Beef Association Cattle-fax. These commodity market based increases have improved the market values for boxed beef products in 2000.

                  Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                        2000                  % chg                   1999
                                                   ---------------        ---------------        ---------------
    Cost of Goods Sold:

    Cattle purchased for processing                     $  13,848                (18.2)%              $  16,924
    Percentage of sales                                     31.0%                                         31.3%

    Cattle purchased for processing-RP                      7,364                (50.1)%                 14,760
    Percentage of sales                                     16.5%                                         27.3%

    Cattle purchased for trading                           14,982                 (4.2)%                 15,632
    Percentage of sales                                     33.5%                                         28.9%

    Cattle purchased for trading-RP                            65                (37.8)%                    105
    Percentage of sales                                      0.2%                                          0.2%

    Other processing costs                                  7,059                  61.4%                  4,374
    Percentage of sales                                     15.8%                                          8.1%

    Other trading costs                                        76                (25.4)%                    102
    Percentage of sales                                      0.2%                                          0.2%
                                                        ---------               --------              ---------

       Total Cost of Goods Sold                         $  43,395                (16.4)%              $  51,898
       Percentage of sales                                  97.0%                                         95.9%

    Note:  RP equals Related Parties

Gross Profit

         Decreases in branded boxed meat sales resulting from the transition to PHB from CHB and increased costs in the development of precooked and other value-added products placed pressure on gross profit for the three-months and nine months ended September 30, 2000, resulting in a reduction from the comparable 1999 periods.

                 Three Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                        2000                    % chg                      1999
                                                      --------                ---------                  --------
    Gross Profit                                      $    573                 (54.6)%                   $  1,262
    Percentage of sales                                   3.8%                                               6.5%

                  Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                        2000                    % chg                      1999
                                                      --------                ---------                  --------
   Gross Profit                                      $  1,331                 (39.8)%                   $  2,213
    Percentage of sales                                   3.0%                                               4.1%

Operating Expenses

         Three Months Selling and Distribution Expenses. Selling and distribution expenses for the three months ended September 30, 2000 and 1999, were 7.0% and 4.3% of net sales, respectively.

         The Company has made a transition from an internal sales staff to a top mass retail and club store marketer for added-value products. This has generated a favorable expense strategy, with related selling and distribution expenses proportionate to sales. However, minimum fees must be absorbed until such time as additional sales revenues are generated from the national based system.

         Three Months General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2000 and 1999, were 5.3% and 3.0% of net sales, respectively.

         Administrative expenses included corporate expenses for product development, startup of the European market through Red Oak Farms Europe, B.V. and for the private placement of securities.

                 Three Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                                2000                % chg                  1999
                                                              --------             -------               -------
   Operating Expenses:
   Selling and distribution                                   $  1,048               26.4%                $  830
   Percentage of sales                                            7.0%                                      4.3%

   General and administrative                                      802               38.0%                   581

   d administrative
   Percentage of sales                                            5.3%                                      3.0%
                                                              --------             -------               -------
      Total Operating Expenses                                $  1,850               31.2%               $ 1,410
      Percentage of sales                                        12.3%                                      7.3%

         Nine Months Selling and Distribution Expenses. Selling and distribution expenses for the nine months ended September 30, 2000 and 1999, were 5.5% and 4.0% of net sales, respectively.

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

         Nine Months General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2000 and 1999, were 5.5% and 3.0% of net sales, respectively.

         Administrative expenses include corporate expenses for product development, startup of the European market through Red Oak Farms Europe, B.V. and for the private placement of securities.

                  Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                                2000                % chg                 1999
                                                               -------             -------              --------
   Operating Expenses:

   Selling and distribution                                    $ 2,437               11.9%              $  2,177
   Percentage of sales                                            5.5%                                      4.0%

   General and administrative                                    2,457               49.8%                 1,640
   Percentage of sales                                            5.5%                                      3.0%
                                                               -------             -------              --------

      Total Operating Expenses                                 $ 4,894               28.2%              $  3,818
      Percentage of sales                                        10.9%                                      7.1%

         Three Months Loss from Operations. Loss from operations of $1,277,492 and $148,394 for the three months ended September 30, 2000, and the comparable period in 1999, increased by 760.9%.

         Although investments related to the transition to PHB branded products, development of added-value precooked products, and the expansion into Europe adversely impacted gross revenue and margins in the third quarter, management believes that the Company is positioned for improvement in the volume of both boxed beef and added-value precooked products. Late third quarter the Company is realizing momentum in the growth of the PHB program through refined market initiatives. The transition from CHB to PHB has required approximately one year. Benefits from the PHB program should be realized in the fourth quarter as volume growth continues. However, until the Company achieves profitable sales volume levels, the Company continues to require additional funds to support current operations, marketing, development of distribution channels, and to meet trade receivable and inventory requirements.

                 Three Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                               2000               % chg                  1999
                                                           -----------           --------              --------
   Loss from operations                                    $   (1,277)            760.9%               $ (148)
   Percentage of sales                                          (8.5)%                                   (0.7)%

         Nine Months Loss from Operations. Loss from operations of $3,562,689 and $1,604,559 for the nine months ended September 30, 2000, and the comparable period in 1999, increased by 122.0%.

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

                  Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                             2000                 % chg                1999
                                                             ---------             -------             ---------
   Loss from operations                                      $ (3,563)              122.0%             $ (1,605)
   Percentage of sales                                          (8.0)%                                    (3.0)%


         Other Income and Expense. Interest expense of $226,940 and $166,736 for the three months ended September 30, 2000, and the comparable period in 1999, increased by 36.1%. Interest expense of $623,279 and $450,465 for the nine months ended September 30, 2000 and the comparable period in 1999 increased by 38.4%. Increases in interest expense resulted from higher borrowing levels for finished goods inventory.

         Loss on sale of accounts receivable of $33,258 and $69,481 for the three months ended September 30, 2000, and the comparable period of 1999, decreased by 38.9% as fewer export related sales were sold to the factoring service. Loss on sale of accounts receivable of $103,474 and $193,986 for the nine months ended September 30, 2000 and comparable period in 1999 decreased 46.7%. The loss on sale of accounts receivable represents fixed discounts on the accounts sold to the factoring service.

         The Iowa Department of Economic Development determined the Company has completed Grant obligations, and has accordingly agreed in the third quarter to eliminate related obligations, resulting in Grant income to the Company of $300,000.

                 Three Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                                2000                 % chg                  1999
                                                              --------             ---------              --------
   Other Income (Expenses):
   Interest income                                            $      7                 37.1%                 $   5
   Percentage of sales                                           0.05%                                       0.03%

   Interest expense                                              (227)                 36.1%                 (167)
   Percentage of sales                                         (1.51)%                                     (0.86)%

   Loss on sale of accounts receivable                            (33)               (52.1)%                  (69)
   Percentage of sales                                         (0.22)%                                     (0.36)%

   Loss from joint venture                                           -              (100.0)%                     -
   Percentage of sales                                            0.0%                                        0.0%

   Reduction in value of intangible                              (148)                     -                     -
   Percentage of sales                                         (0.98)%                                        0.0%

   Elimination of debt                                             148                     -                     -
   Percentage of sales                                           0.98%                                        0.0%

   Grant income recognized                                         300                     -                     -
   Percentage of sales                                           1.99%                                        0.0%
                                                              --------             ---------              --------
      Total Other Income (Expenses)                             $   47              (120.1)%              $  (231)
      Percentage of sales                                        0.31%                                     (1.19)%


                  Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)

                                                                2000                 % chg                  1999
                                                              --------             ---------              --------
   Other Income (Expenses):

   Interest income                                            $     17                148.5%              $      7
   Percentage of sales                                           0.04%                                       0.01%

   Interest expense                                              (593)                 31.6%                 (450)
   Percentage of sales                                          (1.33)%                                     (0.83)%

   Loss on sale of accounts receivable                           (103)               (46.7)%                 (194)
   Percentage of sales                                         (0.23)%                                     (0.36)%

   Loss from joint venture                                           -              (100.0)%                  (16)
   Percentage of sales                                            0.0%                                      (0.03)*%

   Reduction in value of intangible                              (148)                     -                     -
   Percentage of sales                                         (0.33)%                                        0.0%

   Elimination of debt                                             148                     -                     -
   Percentage of sales                                           0.33%                                        0.0%

   Grant income recognized                                         300                     -                     -
   Percentage of sales                                           0.67%                                        0.0%
                                                        ---------------                             ---------------
      Total Other Income (Expenses)                           $  (380)               (41.9)%              $  (654)
      Percentage of sales                                      (0.85)%                                     (1.21)%

Net Loss and Loss per Share

                 Three Months Ended September 30, 2000 and 1999
                    (in thousands, except per share amounts)

                                                             2000                 % chg                  1999
                                                             ---------             ---------             ---------
   Loss before minority interests                            $ (1,231)                224.2%               $ (380)
   Percentage of sales                                          (8.2)%                                      (2.0)%
   Minority interests                                                -              (100.0)%                    27
                                                             ---------             ---------             ---------
   Net loss                                                    (1,231)                248.6%                 (353)
   Percentage of sales                                          (8.2)%                                      (1.8)%
   Preferred stock dividend requirement                          (61)                     -                     -
   Percentage of sales                                          (0.4)%                                        0.0%
                                                             ---------             ---------             ---------
   Net loss applicable to common                               (1,292)                266.0%                 (353)
   Percentage of sales                                          (8.6)%                                      (1.8)%
                                                             =========             =========             =========
   Basic and diluted loss per share                          $ (0.081)                265.6%             $ (0.022)
                                                             =========             =========             =========
   Weighted Average Shares Outstanding                          16,023                  0.1%                16,010
                                                             =========             =========             =========


                  Nine Months Ended September 30, 2000 and 1999
                    (in thousands, except per share amounts)

                                                                 2000               % chg                 1999
                                                              ---------            --------            ----------
   Loss before minority interests                              $ (3,943)               74.6%             $ (2,259)
   Percentage of sales                                            (8.8)%                                    (4.2)%
   Minority interests                                               (28)            (138.1)%                    72
                                                              ---------            --------            ----------
   Net loss                                                      (3,970)               81.6%               (2,186)
   Percentage of sales                                            (8.9)%                                    (4.0)%
   Preferred stock dividend requirement                            (170)                   -                     -
   Percentage of sales                                            (0.4)%                                      0.0%
                                                               ---------            --------            ----------
   Net loss applicable to common                                 (4,141)               89.4%               (2,186)
   Percentage of sales                                            (9.3)%                                    (4.0)%
                                                               =========            ========            ==========
   Basic and diluted loss per share                            $ (0.258)               81.4%            $  (0.143)
                                                               =========            ========            ==========
   Weighted Average Shares Outstanding                            16,021                4.4%                15,346
                                                               =========            ========            ==========

Inflation

         While inflation has not had a material effect on the Company's operations in the past, there can be no assurance that the Company will be able to continue to offset the effects of inflation on the costs of its products through price increases to its customers. Without experiencing a reduction in the demand for its products or that inflation will not have an overall effect on the beef market that would have a material effect on the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         Lee Enterprises has brought a complaint against the defendant Red Oak Farms, Inc. and Red Oak Farms, Inc. President Gordon Reisinger on October 20, 2000 alleging certain mislabeling issues, concerning the export and international shipment of beef products. This complaint was brought in the district Court County of Arapahoe, Englewood, Colorado. The Company believes there is no factual basis for this complaint and intends to request dismissal and, in the alternative, file a counter-suit. In the interim, the Company may be at risk in the collection of a portion of the Lee Enterprise account receivable which now totals $1,001,853.

ITEM 2.  Recent Sales of Unregistered Securities

         For the nine months ended September 30, 2000, the Company sold 576,950 units, with each unit consisting of one share of Series B 4% Cumulative Convertible Preferred Stock. Each unit was priced at $5.00 per unit resulting in net proceeds of $2,884,750. The total number of units sold under the Series B private placement that closed on January 29, 2000, was 1,200,000 preferred stock shares with a total of $6,000,000 in proceeds. The units were sold in a private placement pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Each investor was an "accredited investor" as defined in Regulation D.

         For the nine months ended September 30, 2000, the Company sold 357,755 units, with each unit consisting of one share of Series C Convertible Preferred Stock. Each unit was priced at $7.50 per unit resulting in net proceeds of $2,683,165. The total number of units sold under the Series C private placement that closed on March 22, 2000, was 373,757 preferred stock shares with a total of $2,683,165 in proceeds. The units were sold in a private placement pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Each investor was an "accredited investor" as defined in Regulation D.

         For the nine months ended September 30, 2000, the Company sold 17,000 units, with each unit consisting of one share of Series D Convertible Preferred Stock. Each unit was priced at $10.00 per unit resulting in net proceeds of $170,000 under the Series D private placement. The total number of units sold under the Series D private placement that closed on October 18, 2000 was 17,000 preferred stock shares with a total of $170,000 in proceeds. The units were sold in a private placement pursuant to Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Each investor was an "accredited investor" as defined in Regulation D.

ITEM 3.  Defaults Upon Senior Securities

         None.

ITEM 4.  Results of Votes of Security Holders

         None

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         Financial data.
              27.0     Financial Data Schedule

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the third quarter ended September 30, 2000.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          RED OAK HEREFORD FARMS, INC.




         November 20, 2000                    By: /s/ Gordon Reisinger
                                                  ---------------------------
                                                  Gordon Reisinger
                                                  President




         November 20, 2000                    By: /s/ Harley Dillard
                                                  ---------------------------
                                                  Harley Dillard
                                                  Chief Financial Officer